Form 10QSB
period 1999-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 1999-06-25
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1999

                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

                        Commission file number 0 - 26013

                       MULTI-LINK TELECOMMUNICATIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                       84-1334687
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               4704 Harlan St, Suite 420, Denver, Colorado, 80212
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 831 1977
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

        Class                                        Outstanding June 25, 1999
--------------------------                           -------------------------
Common Stock, No par value                               3,071,542 shares

          Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

               MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   PAGE

Consolidated Balance Sheets, March 31, 1999 and September 30, 1998.            3

Consolidated Statements of Operations - Three Months Ended                     4
March 31, 1999 and 1998; Six months ended March 31, 1999 and 1998

Consolidated Statement of Cash Flows - Six Months Ended                        5
March 31, 1999 and 1998;

Notes to Consolidated Financial Statements                                     6


Item 2.  Management's Discussion and Analysis or Plan of Operations            7



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.                                          11
Item 2.           Changes in Securities and Use of Proceeds                   11
Item 3.           Defaults upon Senior Securities                             11
Item 4.           Submission of Matters to a Vote of Security holders         11
Item 5.           Other Information                                           11
Item 6.           Exhibits and Reports on Form 8-K.                           11

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                     CONDENSED CONSOLIDATED BALANCE SHEET
                            CURRENT PERIOD AND LAST AUDITED/YEAR END BALANCE SHEET


                                                                                                          March 31,    September 30,
                                                                                                            1999           1998
ASSETS                                                                                                    --------     ------------

Current Assets
        Cash & Cash Equivalents ................................................................      $    55,474     $   555,852
        Accounts Receivable (Net of allowance for doubtful accounts of $2,949 and $46,563) .....          181,363         104,284
                                                                                                       ----------      ----------
                Total Current Assets ...........................................................          236,837         660,136

Property & Equipment Net .......................................................................          682,899         683,966

Other Assets
        Deferred Financing and Offering Costs ..................................................          237,792         161,369

        Intangible Assets, net of amortization of ..............................................          492,657         241,244
        $419,092 and $349,160 respectively .....................................................
                                                                                                       ----------      ----------
TOTAL ASSETS ...................................................................................      $ 1,650,185     $ 1,746,715
                                                                                                       ==========      ==========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts Payable .......................................................................      $   104,402     $   153,432
        Accrued Expenses .......................................................................           61,791         199,639
        Deferred Revenue .......................................................................          146,030         161,431
        Notes Payable - Related Parties, Current Portion .......................................           38,317         421,167
        Notes Payable and Current Portion of Long Term Debt ....................................          163,136         179,829
                                                                                                       ----------      ----------
                Total Current Liabilities ......................................................          513,676       1,115,498

Notes Payable - Related Parties, less Current Portion ..........................................                0         247,807

Long-Term Debt, Net of Current Portion .........................................................        2,431,068       2,222,065

STOCKHOLDERS' DEFICIT
        Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued
        Common Stock no par value; 20,000,000 shares authorized, 1,691,542 (unaudited)
        and 1,570,152 shares issued and outstanding, respectively ..............................          822,771         442,591


        Accumulated Deficit ....................................................................       (2,117,330)     (2,281,246)
                                                                                                       ----------      ----------
                Total Stockholders Deficit .....................................................       (1,294,559)     (1,838,655)

                                                                                                       ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................................................      $ 1,650,185     $ 1,746,715
                                                                                                       ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

                                  CONDENSED CONSOLIDATED OPERATING STATEMENT
                                       CURRENT QUARTER AND YEAR TO DATE


                                                                   Three Months Ended             Six Months Ended
                                                                March 31,      March 31,      March 31,      March 31,
                                                                  1999           1998           1999           1998
                                                                --------       --------       --------       --------

NET REVENUES .............................................   $   510,701    $   470,945    $ 1,023,415    $   883,991

COST OF SERVICES AND PRODUCTS ............................       106,417         87,059        202,411        179,992
                                                              ----------     ----------     ----------     ----------
GROSS MARGIN .............................................       404,284        383,886        821,004        703,999

EXPENSES
        Sales & Advertising Expense ......................        12,604         15,454         22,621        130,001
        General & Administrative Expenses ................       172,523        119,562        342,477        309,947
        Depreciation .....................................        23,812         20,433         45,506         40,801
        Amortization .....................................        42,537          6,078         69,932          7,328
                                                              ----------     ----------     ----------     ----------
                Total Expenses ...........................       251,476        161,527        480,536        488,077

INCOME FROM OPERATIONS ...................................       152,808        222,359        340,468        215,922

INTEREST INCOME (EXPENSE) NET ............................       (73,420)      (148,472)      (176,554)      (286,128)
                                                              ----------     ----------     ----------     ----------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ........   $    79,388    $    73,887    $   163,914    $   (70,206)
                                                              ==========     ==========     ==========     ==========
NET INCOME/(LOSS) PER COMMON SHARE
        Basic ............................................   $      0.05    $      0.05    $      0.10    ($     0.05)
        Diluted ..........................................   $      0.04    $      0.05    $      0.09    ($     0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic ............................................     1,691,542      1,402,265      1,661,608      1,330,957
        Diluted ..........................................     1,891,438 *    1,503,740      1,852,688      1,330,957



See accompanying Notes to Consolidated Financial Statements.

                                  CONDENSED CONDENSED CONSOLIDATED CASH FLOW
                                       CURRENT QUARTER AND YEAR TO DATE

                                                                                                Six Months Ended
                                                                                            March 31,       March 31,
                                                                                              1999            1998
                                                                                            --------        --------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS) ...................................................................      $ 163,914       $ (70,206)

ADJUSTMENTS to reconcile net profit to net
cash generated from operating activities ............................................
        Depreciation and Amortization ...............................................        115,438          48,129
        Amortization of Debt Discount and Issuance Costs ............................         14,350               0
        Common Stock Issued for Services and Loans ..................................              0          13,039
        Bad Debt Expense ............................................................          2,739          33,485

CHANGES IN OPERATING ASSETS & LIABILITIES
        (Increase)/Decrease in Accounts Receivable ..................................        (70,852)          8,820
        (Increase)/Decrease in Factoring Costs & Prepayments ........................        (15,576)         20,154
        Increase/(Decrease) in Accounts Payable & Prepayments .......................        (45,950)        (60,024)
        Increase/(Decrease) in Accrued Expenses .....................................       (137,848)       (257,796)
        Increase/(Decrease) in Deferred revenue .....................................        (15,401)         31,079
                                                                                          ----------        --------
NET CASH (Used in)/Provided by Operating Activities .................................         10,814        (233,320)

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of Subscriber Accounts .............................................       (321,345)        (85,543)
        Sale/(Purchase) of Fixed Assets .............................................        (44,533)         (1,691)
                                                                                          ----------        --------
                Total Cash Flow (used in) Investing Activities ......................       (365,878)        (87,234)

CASH FLOW FROM FINANCING ACTIVITIES
        Offering Costs ..............................................................       (326,590)              0
        Payment of Related Party Notes Payable ......................................       (659,889)         (5,875)
        Advances Under Related Party Notes Payable ..................................         80,000         349,161
        Payment of Notes Payable ....................................................       (123,114)        (24,382)
        Advances Under Notes Payable ................................................        300,000               0
        Repurchase of Outstanding Shares ............................................         (5,721)              0
        Proceeds from Issuance of Common Stock ......................................        590,000               0
                                                                                          ----------        --------
                Total Cash Flow (used in)/provided by Financing Activities ..........       (145,314) *      318,904

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ......................................       (500,378)         (1,650)

Cash and Cash Equivalents at the beginning of the period ............................        555,852          16,980
                                                                                          ----------        --------
Cash and Cash Equivalents at the end of the period ..................................      $  55,474       $  15,330
                                                                                          ==========        ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest ..............................................................      $ 170,344       $ 162,574
                                                                                          ----------        --------
Conversion of Note Payable to Equity ................................................      $  35,000       $  20,000
                                                                                          ----------        --------

See accompanying Notes to  Consolidated Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1    Basis of Presentation

     The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. ("Multi-Link" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. The September 30, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and related notes contained in the Company's Registration Statement on Form SB-2 that was declared effective on May 14, 1999 which includes audited financial statements for the period to September 30, 1996, the years ended September 30, 1997 and 1998 and unaudited interim financial statements for the three months ended December 31, 1998.

Note 2    Subsequent Events

     The Company completed its initial public offering in May 1999. Including the Underwriter's over allotment option, the Company issued 1,380,000 units consisting of 1,380,000 shares of Common Stock and 1,380,000 Warrants at $6.00 per unit generating gross proceeds of $8,280,000 and net proceeds of approximately $6,980,000. The Common Stock and Warrants trade on the Nasdaq SmallCap Market under the trading symbols MLNK and MLNKW.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     This filing by Multi-Link Telecommunications, Inc. ("Multi-Link or the "Company") contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.

     The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, but are not limited to; the availability of future acquisitions, the effects of regional economic and market conditions, increases in marketing and sales costs, intensity of competition, cost of technology, the availability of financing, contingencies associated with Year 2000 compliance and the Company's ability to manage its growth.


OVERVIEW

     The Company is a provider of advanced voice and data messaging services for small and medium sized businesses. Using customized switch platforms, the Company links together other telecommunications services such as local phone service, paging, mobile telephone service and voice messaging to create a cohesive communications environment which is more efficient than using each service on an independent stand-alone basis.

     The Company's revenues are primarily derived from receiving recurring monthly service fees from messaging and paging services. In addition, the Company receives some one-time fees from installation charges and the sale of other telecommunications services. Over 85% of the Company's revenue is residual in nature.

     The Company plans to duplicate its service model in other cities. To fund its regional growth, and the acquisition of other voice messaging companies, the company completed an initial public offering of securities in May 1999.

     In April 1999 the Company moved its voice messaging equipment to a new secure location and moved its corporate offices from 811 Lincoln Street, Denver, CO, 80203 to 4704 Harlan Street, Denver, CO, 80212. Although some minor expenses of the relocations were incurred in the quarterly period ended March 31, 1999, most of the relocation expenses will be reflected in the financial results for the quarterly period ending June 30, 1999 and thus will adversely affect the financial results of that quarter.


RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998.

     Net Revenues. Net revenues for the quarter ended March 31, 1999 were $511,000 compared to $471,000 for the quarter ended March 31, 1998, an increase of approximately 8%. This increase reflects the net growth in Multi-Link's base of customers.

     Cost of Services and Products. Cost of services and products for the quarter ended March 31, 1999 was $106,000 compared to $87,000 for the quarter ended March 31, 1998, an increase of 22%. The increase resulted primarily from a pager promotion run by the Company in the quarter ended March 31, 1999, which resulted in higher than normal pager hardware costs.

     Gross Profit Margin. Gross profit margin for the quarter ended March 31, 1999 was $404,000 compared to $384,000 for the quarter ended March 31, 1998, an increase of 5%. The gross profit margin as a percentage of net revenues decreased from 81% to 79% for the reasons stated above.

     Sales and Advertising Expenses. Sales and advertising expenses for the quarter ended March 31, 1999 were $13,000 compared to $15,000 for the quarter ended March 31, 1998, a nominal decrease.

     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 1999 were $173,000 compared to $120,000 for the quarter ended March 31, 1998, an increase of 44%. The increase was the result of increased personnel expenses as the Company has substantially increased its management infrastructure in advance of the execution of its national industry consolidation plan. In addition, the Company incurred some expenses in the relocation of its voice messaging equipment during 1999.

     Depreciation. Depreciation expense increased to $24,000 for the quarter ended March 31, 1999 from $20,000 for the quarter ended March 31, 1998, as a result of increased fixed assets.

     Amortization. Amortization of subscriber accounts and goodwill was $43,000 for the quarter ended March 31, 1999 compared to $6,000 for the quarter ended March 31, 1998 an increase of 617%. The higher levels of amortization expense result from the continued growth in the Company's customer base, the acquisition costs of which are amortized over the expected life of the customer base, or 36 months, whichever is the lesser.

     Income from Operations. Income from operations was $153,000 for the quarter ended March 31, 1999 compared to $222,000 for the quarter ended March 31, 1998, due to the factors discussed above.

     Interest Income (Expense). Interest income (expense) decreased to $(73,000) for the quarter ended March 31, 1999 from $(148,000) for the quarter ended March 31, 1998, a decrease of 51%. The decrease was a direct result of the refinancing of most of Multi-Link's high interest debt with a term loan in September 1998 at a substantially lower rate of interest, and the repayment of debt from a private placement of its securities in November 1998, which caused a reduction in the total interest expense.

     Net Income and Comprehensive Income Multi-Link realized net income of $79,000 for the quarter ended March 31, 1999 compared to net income of $74,000 for the quarter ended March 31, 1998 due to the factors outlined above. The net income and comprehensive income were the same for the quarters presented. Multi-Link's net income for the quarter ended March 31, 1999 does not reflect an income tax provision because of the utilization of net operating loss carryforwards.

Six Months Ended March 31, 1999 compared to Six Months Ended March 31, 1998.

     Net Revenues. Revenues for the six months ended March 31, 1999 were $1,023,000, compared to $884,000 for the six months ended March 31, 1998, an increase of 16%. This increase reflects the continuing net growth in Multi-Link's base of customers.

     Cost of Services and Products. Cost of services and products for the six months ended March 31, 1999 was $202,000, compared to $180,000 for the six months ended March 31, 1998, an increase of 12%. The increase resulted primarily from a pager promotion run by the Company in the first calendar quarter of 1999 which resulted in higher than normal pager hardware costs.

     Gross Profit Margin. Gross profit margin for the six months ended March 31, 1999 was $821,000 compared to $704,000 for the six months ended March 31, 1998, an increase of 17%. The gross profit margin as a percentage of net revenues was 80% in both periods.

     Sales and Advertising Expenses. Sales and advertising expenses for the six months ended March 31, 1999 were $23,000 compared to $130,000 for the six months ended March 31, 1998, a decrease of 82%. This resulted from the closure of Multi-Link's in-house sales and telemarketing operations on December 31, 1997 when Multi-Link began procuring subscriber accounts from independent sales agencies and capitalizing the cost of acquiring such subscriber accounts.

     General and Administrative Expenses. General and administrative expenses for six months ended March 31, 1999 were $342,000 compared to $310,000 for the six months ended March 31, 1998, an increase of 10% due to an increase in personnel expenses and costs of moving the voice messaging platforms to a new location.

     Depreciation. Depreciation expense in the six months ended March 31, 1999 was $46,000 compared to $41,000 for the six months ended March 31, 1998 caused by a nominal increase in fixed asset levels.

     Amortization. Amortization of subscriber accounts and goodwill was $70,000 for the six months ended March 31, 1999 compared to $7,000 for the six months ended March 31, 1998. Amortization expense associated with subscriber accounts was first incurred in the quarter ended March 31, 1998 after Multi-Link commenced procuring subscriber accounts through the base of independent sales agents as previously described. The higher levels of amortization expense reflect the continued growth in the Company's customer base, the acquisition costs of which are amortized over the expected life of the customer base, or 36 months, whichever is the lesser.

     Income from Operations. The income from operations was $340,000 for the six months ended March 31, 1999 compared to $216,000 for the six months ended March 31, 1998, due to the factors discussed above.

     Interest Income (Expense). Interest income (expense) for the six months ended March 31, 1999 was $(177,000), compared to $(286,000) for the six months ended March 31, 1998, a decrease of 38%. Although the Company's total indebtedness in 1999 was higher than in 1998, the refinancing of most of Multi-Link's high interest debt with a term loan at a substantially lower rate of interest caused a reduction in the total interest expense.

     Net Income (Loss) and Comprehensive Income (Loss). The Company realized net income of $164,000 for the six months ended March 31, 1999 compared to a net loss of $(70,000) for the six months ended March 31, 1998 due to the factors outlined above. The net income and comprehensive income were the same for the quarters presented. Net income for the quarter ended March 31, 1999 does not reflect an income tax provision because of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999 the Company had cash balances of just $55,474 and no availability under lines of credit or other borrowing facilities. As a result, the Company was forced to limit its acquisitions of new customer contracts from its base of independent agents during the quarter ended March 30, 1999.

     The Company completed its initial public offering in May 1999 and received net proceeds from the offering of approximately $6,980,000. After repaying certain indebtedness, the Company has approximately $4,800,000 held in cash and marketable securities.

     For the six months ended March 31, 1998 net cash used in operations was approximately $($233,000) compared to net cash generated from operations of $10,000 for the six months ended March 31, 1999. Net cash used in investing activities in the six months ended March 31, 1999 for the purchase of fixed assets and intangibles was $(366,000) compared to $(87,000) in the six months ended March 31, 1998. During the six months ended March 31, 1998 financing activities generated $319,000 of cash compared to the six months ended March 31, 1999 where financing activities used $(145,000) of cash.

     Management of the Company believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the net proceeds from the offering. The Company's current industry consolidation plan calls for use of part of the proceeds from the offering for acquisitions. This funding will not complete the consolidation plan and, therefore, the Company will likely seek to obtain additional public, private or debt financing or combination of the foregoing in the future.

EFFECTS OF INFLATION

     Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the future to have, a material effect on its operating results or financial condition.

YEAR 2000 ISSUES

     Many computer systems, software applications and other electronics currently in use worldwide are programmed to accept only two digits in the portion of the date field, which designates the year. The "Year 2000 problem" arises because these systems and products cannot properly distinguish between a year that begins with "20" and the familiar "19." If these systems and products are not modified or replaced, many will fail, create erroneous results and/or may cause interfacing systems to fail.

     The Company has completed its review of all of its internal systems including its Glenayre messaging equipment and determined that all systems are compatible with the year 2000.

     The Company is dependent upon US West and other central infrastructure providers including suppliers of electric power and the national telephone network for the provision of its services to its customers. U S West has publicly announced that its local telephone network is Year 2000 compliant. The Company is not aware of any central infrastructure provider that has indicated that it expects to be adversely affected by the Year 2000 problem. However, the Company has not obtained assurances from such providers as to whether or not they will be adversely affected by the Year 2000 issue.

     The Company plans to use a portion of the proceeds of this offering to acquire companies involved in the voice messaging business. The Company intends to address the Year 2000 issue in detail with all such companies prior to acquisition. The Company cannot quantify the risks and expenses that may be incurred through acquisitions of companies that are not Year 2000 compliant.

     The Company has not incurred any material costs for Year 2000 modifications to date and does not anticipate incurring any such material costs in the future. However, there can be no assurance that the Company will not identify other Year 2000 issues that may require expenditures in the future.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

          On May 14, 1999 a registration statement filed by the Company was declared effective by the Securities and Exchange Commission (File No. 333-1334687). Pursuant to the registration statement, the Company registered 1,380,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. After selling all of the units for $6.00 each, the offering was terminated. The managing underwriter for the offering was Schneider Securities, Inc. The total gross proceeds to the Company were $8,280,000. The expenses incurred by the Company in connection with the issuance and distribution of the units for underwriting discounts and commissions and expenses paid to the underwriters were $1,076,400. Other expenses of the offering paid to date were approximately $219,000. The total net proceeds minus expenses paid to date were $6,984,600. Since completion of the offering, the Company has paid $2,140,000 to Westburg Media Capital L.P. for a revolving loan and paid expenses of the offering as detailed above.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits.

           9.1     Form of Representative's Option for the Purchase of Units.
          27.1     Financial Data Schedule

     j.   Reports on Form 8-K.

          The Company was not subject to the periodic reporting requirements of the Exchange Act during the quarter ended March 31, 1999.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MULTI-LINK TELECOMMUNICATIONS, INC,
                                     (Registrant)




Date: June 25, 1999                 /s/       Nigel V. Alexander
                                    -------------------------------------------
                                    Nigel V. Alexander,
                                    Chief Executive Officer.



Date:    June 25, 1999              /s/       Shawn B. Stickle
                                    -------------------------------------------
                                    Shawn B. Stickle,
                                    President and Chief Operating Officer.



Date:    June 25, 1999              /s/       David J. C. Cutler
                                    -------------------------------------------
                                    David J.C. Cutler,
                                    Chief Financial Officer.