Form 10QSB
period 1999-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 1999-08-10
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

         Class                                    Outstanding August 10, 1999
--------------------------                        ---------------------------
Common Stock, No par value                              3,071,542 shares

         Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

               MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  PAGE

Consolidated Balance Sheets, June 30, 1999 and September 30, 1998.            3

Consolidated Statements of Operations - Three Months Ended                    4
June 30, 1999 and 1998; Nine months ended June 30, 1999 and 1998

Consolidated Statement of Cash Flows - Nine months Ended                      5
June 30, 1999 and 1998;

Notes to Consolidated Financial Statements                                    6


Item 2.  Management's Discussion and Analysis or Plan of Operations           7



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 11
Item 2.   Changes in Securities and Use of Proceeds                          11
Item 3.   Defaults upon Senior Securities                                    11
Item 4.   Submission of Matters to a Vote of Security holders                11
Item 5.   Other Information                                                  11
Item 6.   Exhibits and Reports on Form 8-K.                                  11

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEET
CURRENT PERIOD AND LAST AUDITED/YEAR END BALANCE SHEET



                                                                           June 30,      September 30,
                                                                             1999            1999
                                                                           --------      ------------
ASSETS

Current Assets
  Cash & Cash Equivalents ............................................   $    24,867    $   555,852
  Available for Sale Securities ......................................     4,705,490              0
  Accounts Receivable (Net of allowance
  for doubtful accounts of $19,773 and $46,563) ......................       251,538        104,284
                                                                         -----------    -----------
        Total Current Assets .........................................     4,981,895        660,136

Property & Equipment Net .............................................       735,982        683,966

Other Assets
  Deferred Financing and Offering Costs ..............................       123,979        161,369

  Intangible Assets, net of amortization of ..........................       618,526        241,244
  $479,306 and $349,160 respectively
                                                                         -----------    -----------

TOTAL ASSETS .........................................................   $ 6,460,382    $ 1,746,715
                                                                         ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable ..................................................   $    78,535    $   153,432
   Accrued Expenses ..................................................        35,034        199,639
   Deferred Revenue ..................................................       140,333        161,431
   Notes Payable - Related Parties, Current Portion ..................        30,738        421,167
   Notes Payable and Current Portion of Long Term Debt ...............       155,433        179,829
                                                                         -----------    -----------
         Total Current Liabilities ...................................       440,073      1,115,498

Notes Payable - Related Parties, less Current Portion ................             0        247,807

Long-Term Debt, Net of Current Portion ...............................       382,650      2,222,065

STOCKHOLDERS' DEFICIT
   Preferred Stock, $.01 par value: 5,000,000 shares
   authorized: none issued. Common Stock no par value;
   20,000,000 shares authorized, 3,071,542 and
   1,570,152 shares issued and outstanding, respectively .............     7,682,162        442,591

   Unrealized Loss on Securities Available for Sale ..................        (5,821)             0

   Accumulated Deficit ...............................................    (2,038,682)    (2,281,246)
                                                                         -----------    -----------
         Total Stockholders Deficit ..................................     5,637,659     (1,838,655)

                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........................   $ 6,460,382    $ 1,746,715
                                                                         ===========    ===========

See accompanying Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED OPERATING STATEMENT
CURRENT QUARTER AND YEAR TO DATE

                                                                    Three Months Ended             Nine Months Ended
                                                                 June 30,        June 30,       June 30,       June 30,
                                                                   1999            1998           1999           1998
                                                                 --------        -------        --------       -------

NET REVENUES ..............................................   $   548,818        490,244      1,572,232      1,374,235

COST OF SERVICES AND PRODUCTS .............................       102,918         86,303        305,328        266,295
                                                              -----------    -----------    -----------    -----------

GROSS MARGIN ..............................................       445,900        403,941      1,266,904      1,107,940

EXPENSES
  Sales & Advertising Expense .............................        19,273          4,268         41,894        134,269
  General & Administrative Expenses .......................       201,307        138,166        543,784        448,114
  Depreciation ............................................        25,079         19,090         70,585         59,891
  Amortization ............................................        60,214         13,369        130,146         20,697
                                                              -----------    -----------    -----------    -----------
        Total Expenses ....................................       305,873        174,893        786,409        662,971

INCOME FROM OPERATIONS ....................................       140,027        229,048        480,495        444,969

INTEREST INCOME (EXPENSE) NET .............................       (61,377)      (159,238)      (237,931)      (445,366)
                                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS) .........................................   $    78,650    $    69,810    $   242,564    $      (397)

  Unrealized Loss on Securities Available for Sale ........        (5,821)             0         (5,821)             0
                                                              -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS) ...............................   $    72,829    $    69,810    $   236,743           (397)
                                                              ===========    ===========    ===========    ===========

NET INCOME/(LOSS) PER COMMON SHARE
   Basic ..................................................   $      0.03    $      0.05    $      0.13    $      0.00
   Diluted ................................................   $      0.03    $      0.04    $      0.12    $      0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic ..................................................     2,419,454      1,498,151      1,914,244      1,495,230
   Diluted ................................................     2,641,838      1,601,392      2,098,354      1,495,230





See accompanying Notes to Consolidated Financial Statement


CONDENSED CONSOLIDATED CASH FLOW
CURRENT QUARTER AND YEAR TO DATE
                                                                                             Nine Months Ended
                                                                                         June 30,        June 30,
                                                                                           1999            1998
                                                                                         --------        --------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS) ................................................................   $   242,564     $      (397)

ADJUSTMENTS to reconcile net profit to net
cash generated from operating activities.
   Depreciation and Amortization .................................................       200,731          80,588
   Amortization of Debt Discount and Issuance Costs ..............................        21,525               0
   Common Stock Issued for Services and Loans ....................................             0          20,000
   Bad Debt Expense ..............................................................        28,415          13,470

CHANGES IN OPERATING ASSETS & LIABILITIES
   (Increase)/Decrease in Accounts Receivable ....................................      (147,036)        (43,026)
   (Increase)/Decrease in Factoring Costs & Prepayments ..........................       (28,633)         11,452
   Increase/(Decrease) in Accounts Payable .......................................       (74,897)        (92,974)
   Increase/(Decrease) in Accrued Expenses .......................................      (162,162)       (238,683)
   Increase/(Decrease) in Deferred Revenue .......................................       (21,098)         61,781
                                                                                     -----------     -----------

NET CASH (Used in)/Provided by Operating Activities ..............................        59,409        (187,789)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Securities Available for Sale .....................................    (4,711,311)              0
   Purchase of Subscriber Accounts ...............................................      (507,428)       (185,999)
   Purchase of Fixed Assets ......................................................      (122,601)        (27,306)
                                                                                     -----------     -----------
             Total Cash Flow (used in) Investing Activities ......................    (5,341,340)       (213,305)

CASH FLOW FROM FINANCING ACTIVITIES
   Offering Costs ................................................................    (1,624,609)              0
   Payment of Related Party Notes Payable ........................................      (718,191)        (17,429)
   Advances Under Related Party Notes Payable ....................................        80,000         499,092
   Payment of Notes Payable ......................................................    (2,200,533)        (80,570)
   Advances Under Notes Payable ..................................................       350,000               0
   Repurchase of Outstanding Shares ..............................................        (5,721)              0
   Proceeds from Issuance of Common Stock ........................................     8,870,000               0
                                                                                     -----------     -----------
                 Total Cash Flow (used in)/provided
                 by Financing Activities .........................................     4,750,946         401,093

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ...................................      (530,985)            750

Cash and Cash Equivalents at the beginning of the period .........................       555,852          16,980
                                                                                     -----------     -----------
Cash and Cash Equivalents at the end of the period ...............................   $    24,867     $    17,730
                                                                                     ===========     ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest ...........................................................   $   224,837     $   268,907
                                                                                     -----------     -----------
Conversion of Note Payable to Equity .............................................   $    35,000     $    20,000
                                                                                     -----------     -----------




See accompanying Notes to  Consolidated Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1    Basis of Presentation

     The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. ("Multi-Link" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. The September 30, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and related notes contained in the Company's Registration Statement on Form SB-2 that was declared effective on May 14, 1999 which includes audited financial statements for the period to September 30, 1996 and the years ended September 30, 1997 and 1998 and unaudited interim financial statements for the three months ended December 31, 1998.


     Management has determined that its marketable securities are "Available for Sale" securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, any unrealized gains and losses are reported as a component of Other Comprehensive Income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Gains or losses on securities sold are calculated based on the specific identification method.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     This filing by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.

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

     In April 1999 the Company moved its voice messaging equipment to a new secure location and moved its corporate offices from 811 Lincoln Street, Denver, CO, 80203 to a temporary office at 4704 Harlan Street, Denver, CO, 80212. The costs of relocation have adversely affected the financial results for the quarterly period ending June 30, 1999. The Company will again relocate its corporate offices in August 1999 to a permanent suite within the same building. Further costs will be incurred in the fourth fiscal quarter of 1999 ending September 30, and thus will adversely affect the financial results of that quarter.


RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998.

     Net Revenues. Net revenues for the quarter ended June 30, 1999 were $549,000 compared to $490,000 for the quarter ended June 30, 1998, an increase of approximately 12%. This increase reflects the net growth in Multi-Link's base of customers.

     Cost of Services and Products. Cost of services and products for the quarter ended June 30, 1999 was $103,000 compared to $86,000 for the quarter ended June 30, 1998, an increase of 19%. The increase resulted primarily from a pager promotion run by the Company in the quarter ended June 30, 1999, which resulted in higher than normal pager hardware costs.

     Gross Profit Margin. Gross profit margin for the quarter ended June 30, 1999 was $446,000 compared to $404,000 for the quarter ended June 30, 1998, an increase of 14%. The gross profit margin as a percentage of net revenues decreased from 82% to 81% for the reasons stated above.

     Sales and Advertising Expenses. Sales and advertising expenses for the quarter ended June 30, 1999 were $19,000 compared to $4,000 for the quarter ended June 30, 1998, as a result of the employment of additional marketing personnel.

     General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 1999 were $201,000 compared to $138,000 for the quarter ended June 30, 1998, an increase of 46%. The increase was the result of increased personnel expenses from an increase in the Company's management infrastructure in advance of the execution of its national industry consolidation plan. In addition, the Company incurred expenses in the relocation of its voice messaging equipment and corporate offices in 1999.

     Depreciation. Depreciation expense increased to $25,000 for the quarter ended June 30, 1999 from $19,000 for the quarter ended June 30, 1998, as a result of increased fixed assets.

     Amortization. Amortization of subscriber accounts and goodwill was $60,000 for the quarter ended June 30, 1999 compared to $13,000 for the quarter ended June 30, 1998 an increase of 529%. The higher levels of amortization expense result from the continued growth in the Company's customer base, the acquisition costs of which are amortized over the expected life of the customer base, or 36 months, whichever is the lesser.

     Income from Operations. Income from operations was $140,000 for the quarter ended June 30, 1999 compared to $229,000 for the quarter ended June 30, 1998, due to the factors discussed above.

     Interest Income (Expense). Interest income (expense) decreased to $(61,000) for the quarter ended June 30, 1999 from $(159,000) for the quarter ended June 30, 1998, a decrease of 47%. The decrease was a direct result of (a) the refinancing of most of Multi-Link's high interest debt with a term loan in September 1998 at a substantially lower rate of interest, (b) the repayment of debt from a private placement of its securities in November 1998, which caused a reduction in the total interest expense, and (c) the repayment of debt from the Initial Public Offering completed in May 1999.

     Net Income and Comprehensive Income Multi-Link realized net income of $79,000 for the quarter ended June 30, 1999 compared to net income of $70,000 for the quarter ended June 30, 1998 and comprehensive income of $73,000 for the quarter ended June 30, 1999 compared to comprehensive income of $70,000 for the quarter ended June 30, 1998 all due to the factors outlined above. Multi-Link's net income for the quarter ended June 30, 1999 does not reflect an income tax provision because of the utilization of net operating loss carryforwards.

Nine months Ended June 30, 1999 compared to nine months Ended June 30, 1998.

     Net Revenues. Revenues for the nine months ended June 30, 1999 were $1,572,000, compared to $1,374,000 for the nine months ended June 30, 1998, an increase of 14%. This increase reflects the continuing net growth in Multi-Link's base of customers.

     Cost of Services and Products. Cost of services and products for the nine months ended June 30, 1999 was $305,000, compared to $266,000 for the nine months ended June 30, 1998, an increase of 12%. The increase resulted primarily from a pager promotion run by the Company from January to June 1999 which resulted in higher than normal pager hardware costs.

     Gross Profit Margin. Gross profit margin for the nine months ended June 30, 1999 was $1,267,000 compared to $1,108,000 for the nine months ended June 30, 1998, an increase of 14%. The gross profit margin as a percentage of net revenues was 81% in both periods.

     Sales and Advertising Expenses. Sales and advertising expenses for the nine months ended June 30, 1999 were $42,000 compared to $134,000 for the nine months ended June 30, 1998, a decrease of 69%. This resulted from the closure of Multi-Link's in-house sales and telemarketing operations on December 31, 1997 when Multi-Link began procuring subscriber accounts from independent sales agencies and capitalizing the cost of acquiring such subscriber accounts.

     General and Administrative Expenses. General and administrative expenses for nine months ended June 30, 1999 were $544,000 compared to $448,000 for the nine months ended June 30, 1998, an increase of 21% due to an increase in personnel expenses and costs of moving the voice messaging platforms and the Company's corporate offices to its new location.

     Depreciation. Depreciation expense in the nine months ended June 30, 1999 was $71,000 compared to $60,000 for the nine months ended June 30, 1998 caused by an increase in fixed asset levels.

     Amortization. Amortization of subscriber accounts and goodwill was $130,000 for the nine months ended June 30, 1999 compared to $21,000 for the nine months ended June 30, 1998. Amortization expense associated with subscriber accounts was first incurred in the quarter ended March 31, 1998 after Multi-Link commenced procuring subscriber accounts through the base of independent sales agents as previously described. The higher levels of amortization expense reflect the continued growth in the Company's customer base, the acquisition costs of which are amortized over the expected life of the customer base, or 36 months, whichever is the lesser.

     Income from Operations. The income from operations was $480,000 for the nine months ended June 30, 1999 compared to $445,000 for the nine months ended June 30, 1998, an increase of 8% due to the factors discussed above.

     Interest Income (Expense). Interest income (expense) for the nine months ended June 30, 1999 was $(238,000), compared to $(445,000) for the nine months ended June 30, 1998, a decrease of 47%. The decrease was a direct result of (a) the refinancing of most of Multi-Link's high interest debt with a term loan in September 1998 at a substantially lower rate of interest, (b) the repayment of debt from a private placement of its securities in November 1998, which caused a reduction in the total interest expense, and (c) the repayment of debt from the Initial Public Offering completed in May 1999.

     Net Income (Loss) and Comprehensive Income (Loss). The Company realized net income of $243,000 for the nine months ended June 30, 1999 compared to a net loss of $(400) for the nine months ended June 30, 1998 and comprehensive income of $237,000 for the nine months ended June 30, 1999 compared to a comprehensive loss of $(400) for the nine months ended June 30, 1998 due to the factors outlined above. The net income and comprehensive income were the same for the quarters presented. Net income for the quarter ended June 30, 1999 does not reflect an income tax provision because of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to meet its capital requirements through cash provided from operations, funds provided from its May 1999, Initial Public Offering, and a $2.1 million line of credit, which had an outstanding balance of $10,000 on June 30, 1999.

     The Company completed its initial public offering in May 1999 and received net proceeds from the offering of approximately $6,980,000. After repaying certain indebtedness, the Company has approximately $4,730,000 held in cash and marketable securities.

     For the nine months ended June 30, 1998 net cash used in operations was approximately $($188,000) compared to net cash generated from operations of $59,000 for the nine months ended June 30, 1999. Net cash used in investing activities in the nine months ended June 30, 1999 for the purchase of securities available for sale, fixed assets and intangibles was $(5,341,000) compared to $(213,000) in the nine months ended June 30, 1998. During the nine months ended June 30, 1998 financing activities generated $4,751,000 of net cash compared to the nine months ended June 30, 1999 where financing activities generated $401,000 of cash.

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

Item 2.   Changes in Securities and Use of Proceeds

          On May 14, 1999 a registration statement filed by the Company was declared effective by the Securities and Exchange Commission (File No. 333-1334687). Pursuant to the registration statement, the Company registered 1,380,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. After selling all of the units for $6.00 each, the offering was terminated. The managing underwriter for the offering was Schneider Securities, Inc. The total gross proceeds to the Company were $8,280,000. The expenses incurred by the Company in connection with the issuance and distribution of the units for underwriting discounts and commissions and expenses paid to the underwriters were $1,076,400. Other expenses of the offering paid to date were approximately $344,200. The total net proceeds minus expenses paid to date were $6,859,400. Since completion of the offering, the Company has paid $2,140,000 to Westburg Media Capital L.P. for a revolving loan and paid expenses of the offering as detailed above.

Item 3.   Defaults upon Senior Securities

          None.


Item 4.   Submission of Matters to Vote of Security Holders

          None.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K

          a.       Exhibits.

                   27.1     Financial Data Schedule

          b.       Reports on Form 8-K.

          No reports on form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MULTI-LINK TELECOMMUNICATIONS, INC,
                                          (Registrant)




Date: August 10, 1999                     /s/ Nigel V. Alexander
                                          --------------------------------------
                                          Nigel V. Alexander,
                                          Chief Executive Officer.



Date:    August 10, 1999                  /s/ Shawn B. Stickle
                                          --------------------------------------
                                          Shawn B. Stickle,
                                          President and Chief Operating Officer.



Date:    August 10, 1999                  /s/ David J. C. Cutler
                                          --------------------------------------
                                          David J.C. Cutler,
                                          Chief Financial Officer.