Form 10KSB40
period 1999-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 1999-12-28
CIK 1072313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-26013

                      MULTI-LINK TELECOMMUNICATIONS, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  COLORADO                                      84-1334687
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

       4704 HARLAN STREET, SUITE 420,
              DENVER, COLORADO                                     80212
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (720) 855-0440
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

               COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK
                               (TITLE OF CLASSES)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for its most recent fiscal year were $2,217,468.

     The aggregate market value of the voting common equity held by non-affiliates of the Registrant on December 23, 1999, was approximately $15,363,320, based upon the reported closing sale price of such shares on the Nasdaq SmallCap Market for that date. As of December 23, 1999, there were 3,272,302 shares outstanding of which 2,083,162 shares were held by non-affiliates.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format. Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                       1999 ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

  ITEM                            DESCRIPTION                           PAGE
  ----                            -----------                           ----
Item 1.   Description of Business.....................................    1
Item 2.   Description of Property.....................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
Item 5.   Market for Common Equity and Related Stockholder Matters....    7
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 7.   Financial Statements........................................   16
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   16
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   17
Item 10.  Executive Compensation......................................   18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20
Item 12.  Certain Relationships and Related Transactions..............   21
Item 13.  Exhibits and Reports on Form 8-K............................   22

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this document contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, the availability of future acquisitions, the effects of general or regional economic and market conditions, increases in marketing and sales costs, intensity of competition, cost of technology, the availability of financing, contingencies associated with Year 2000 compliance and our ability to manage our growth. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     We were incorporated in 1996 and are headquartered in Denver Colorado. We currently have two principal operating subsidiaries that provide a broad range of voice messaging related telecommunications services to individuals, residences and small businesses.

     MULTI-LINK COMMUNICATIONS, INC. has been our principal operating entity since its acquisition in February 1996 and provides advanced integrated voice and fax messaging services for small and medium sized businesses in the Denver metropolitan area. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships of the subscriber company. In the first quarter of fiscal 2000, Multi-Link Communications, Inc. has expanded the range of products it offers to include long distance service, telephone systems, pagers and mobile telephones.

     HELLYER COMMUNICATIONS SERVICES, INC. was formed in November 1999 for the purpose of completing the acquisition of the business and substantially all of the assets of Hellyer Communications, Inc. Hellyer provides messaging services in Indianapolis, Chicago and Detroit. In Chicago and Detroit, Hellyer offers basic numeric paging and residential messaging service through remotely operated Glenayre voice messaging systems. In Indianapolis, where Hellyer is headquartered, Hellyer offers a much broader range of services to homes and businesses including:

     - voice messaging services;

     - paging services;

     - live operator answering services; and

     - sales and service of Nextel mobile telephones.

     The acquisition of Hellyer took place after our fiscal year end on September 30, 1999, and consequently the financial statements included in this report do not include any information relating to Hellyer.

     We completed our initial public offering in May 1999 and plan to continue to grow through the acquisition of regional voice messaging companies and other telecommunications service providers such as interconnect vendors, Internet service providers, paging service providers and other companies providing services to the same customer group.

THE VOICE MESSAGING INDUSTRY

     We estimate that revenues realized in 1997 by North American voice messaging service providers were approximately $2.67 billion, with $570 million of the total revenues realized by approximately 4,200 independent voice messaging providers scattered throughout North America. We also estimate that local telephone companies, wireless companies and other providers realized the remaining $2.1 billion in revenues.

     We believe that the voice messaging market is experiencing structural changes brought about by new technologies and changes in consumer preferences and that these changes will increase the rate of growth of the overall messaging services market, and create an opportunity for independent specialist voice messaging providers such as us to capture increased market share from the telephone companies that dominate the market today.

OVERVIEW OF OUR CURRENT AND FUTURE SERVICES

     We offer some types of messaging services that are new and have yet to receive broad market acceptance as well as basic voice messaging services that compete directly with the traditional automated answering services offered by the local telephone companies. We believe that broad market adoption of some of the new services and communications practices described below will only be achieved over time. As a result, we will continue to offer traditional voice messaging services while awaiting market acceptance of the advanced services of which our systems are capable.

     Single Box Voice Mail for Business and Home. We provide single voice mailboxes to residences and small businesses for telephone answering. Using automated call forwarding features programmed on the phone lines, incoming calls are transferred to a single mailbox when the line is busy or when nobody answers. The standard mailbox provided by us has many useful features that currently are not available from the local phone companies or are provided by them as additional cost options. These features include: multiple greetings which play according to a time schedule, the option for a caller to press the zero key to be transferred to another number and the option to have new messages notified to a pager or a mobile telephone.

     Multiple Box Business Voice Messaging Networks. We provide comprehensive voice messaging networks for businesses that employ up to 50 people. Every network is designed individually to meet each specific customer's needs. There are several ways callers can access the voice messaging system:

     - using automated call-forwarding features programmed on the phone lines, incoming calls are transferred to a general company mailbox when the line is busy or when nobody answers. Callers then have the option to leave a message or to reach the mailbox of a specific individual through a directory;

     - incoming calls during normal business hours can be answered by a person and then transferred to an individual voice mailbox if the person sought is not available; and

     - callers who wish to leave a personal message can dial the voicemail box directly without speaking with the receptionist.

     Each mailbox within the overall network can be individually programmed to send notification of new messages to a wide variety of pagers and mobile telephones, to forward callers to different numbers when the zero key is pressed and to take advantage of the consolidated messaging and one number services described below.

     Automated Attendant Call Routing Service. We offer automated call routing services. Our system answers all incoming calls for a business and acts as a virtual receptionist for the business. By pressing keys in response to a series of progressive menus, callers reach the person or department they require. The service provides fully automated call handling and often allows businesses to reduce or eliminate the cost of receptionist personnel. We believe that the service is particularly valuable to businesses with multiple locations in the same local calling area since all those businesses can now be linked through one central access telephone number.

     Consolidated Messaging Service. We offer a consolidated messaging service. A subscriber buys a voice mailbox from us. Call forwarding is then established from all of the subscriber's phone lines -- home, business and mobile -- to the same voice mailbox. In this way, all voice messages are channeled automatically into one voice mailbox. This saves time, is more efficient and often saves money -- one mailbox instead of three.

     One Number Service. We offer one number service called "Constant Touch Service." Callers who reach a subscriber mailbox are given two options in the greeting. If immediate contact with the subscriber is not required, they are requested to leave a voice message for later attention by the subscriber. However, if they need to speak to the subscriber, they are instructed to press keys to activate the subscriber's Constant Touch Service. Upon activation, the service requires the caller to state the caller's name which is recorded in the voice mailbox. The messaging system immediately dials several numbers simultaneously to try to reach the subscriber. Typically the system will dial a mobile phone number, a pager number, a home telephone number and an office direct line. If the subscriber is reached, the messaging system plays the name of the caller on hold and awaits instructions. The subscriber may elect to connect immediately with the caller, to request that the caller leave a message, or to terminate the call without offering the opportunity to leave a message. By using Constant Touch Service, subscribers make it very simple for callers to reach them, yet maintain complete control over incoming calls. If the subscriber is not reached, the messaging system will wait up to two minutes and then so advise the caller and request the caller to leave a message.

     Over the next few years, we expect this "one number" technology will revolutionize the way people communicate. It will no longer be necessary to guess where the person called may be at any given time. The work of finding the subscriber will be undertaken by the messaging system. In time, as communications practices change, we believe subscribers will give out their voice mail number as the primary contact number and all callers will leave messages or use the one number technology. The use of the messaging system as a primary contact point will eliminate the interruption of non-urgent calls and should increase productivity.

     Calling Card Functionality/Call Origination Capability. The voice messaging system can act as a communications hub for subscribers who travel extensively. Subscribers access their messaging system from anywhere in the United States by using a dedicated "800" number. After listening to their messages, they may elect to obtain a dial tone and make a call from within the voice mailbox. When they terminate each call, they are returned to the mailbox and may continue listening to other messages or make further calls. We believe that this service is less expensive and more convenient than most calling cards. Our messaging systems offer this service capability now, although we have not yet begun marketing this product on a commercial basis. We expect to begin marketing this service in fiscal 2000.

     Unified Messaging Service for Voice, Fax and Internet Based e-mail. We believe that unified messaging will change the industry over the next few years. Unified messaging is the term used to describe a service that can store voice messages, fax messages and Internet e-mail messages in one mailbox. The service should also allow retrieval of any type of message over a telephone, fax machine or personal computer, no matter what the original form of the message might have been.

     The unified messaging market is still in the early stages of development and, although some equipment has been deployed commercially, we believe that revenues from unified messaging services are still very small. We expect that unified messaging services will be particularly popular among traveling executives. We currently provide unified voice and fax messaging service. We plan to offer a unified messaging service which will include integration with Internet based e-mail service in calendar year 2000.

     Voice Activated Commands. At the present time, almost all voice-messaging systems respond to tones created by key presses on the Dial Tone Modulated Frequency or DTMF keypad. The exclusive use of the DTMF keypad has significant disadvantages to the mobile user who may often wish to use the messaging system when driving or performing other complex tasks. The use of speech recognition technology will allow subscribers to simply speak commands to the messaging system rather than using key presses. In addition to the benefits to mobile users, the use of speech recognition will facilitate faster navigation through complex menus and offer more intuitive access to less frequently used functions of the messaging system. We believe that speech recognition technology is one of the most exciting developments in the messaging industry. We expect to market speech recognition technology in the mid part of 2000.

     "Adtracker" Advertising Analysis Tool. With each Adtracker service package, a business customer is provided with a block of five local telephone numbers. Each direct response advertising medium is directed to a different number and not to the advertiser's main office telephone number. When callers dial each number in response to the advertising, the call passes momentarily through our system and is transferred to the advertiser's main office telephone number and handled by the advertiser in the normal way. The transit of the call through our switch generates a call detail record that is printed through our billing system in the form of a monthly call log. The log gives time and date information for every call received through the system. By comparing the call logs to the advertising, the advertiser can identify patterns in the responses and determine how best to deploy advertising dollars in the future.

     Live Operator Telephone Answering Services. We offer a 24/7 "live operator" answering service at our Hellyer subsidiary in Indianapolis. There are many situations in which live answering is considered superior to automated message taking. Live answering is often used in situations where a qualitative decision is required -- for example, an after hours doctor's answering service. We may consider expanding the live answering service to our other markets calendar 2000.

     Mobile Telephone Services. We are an authorized agent for the sale of mobile telephone service and handsets for several national airtime providers including Airtouch, Nextel and Voicestream Wireless. We seek to sell these products to our business customers in connection with our voice messaging service, which integrates extensively with mobile telephone service.

     Telephone Systems. We are an authorized sales agent for Vodavi telephone systems and seek to provide sales and service to our base of business customers as a method of decreasing customer attrition and generating incremental revenues.

     Numeric Paging Services. We are an authorized reseller of alpha numeric and numeric paging services of several national carriers including Pagenet, Mobilcomm, Arch and Contact Paging.

     Long Distance Service. We are an authorized agent for Frontier Communications' long distance services.

DISTRIBUTION METHODS

     We distribute our business products and services through independent sales agents, a direct business to business sales force, and through our Internet Web site. Residential messaging and paging services are sold through our outbound telesales operation based in Indianapolis, Indiana.

     We believe that the introduction of unified messaging in calendar 2000 will open up new distribution channels allowing us to forge distribution alliances with Internet service providers and other companies involved in the provision of Internet based e-mail services. We plan to provide Internet based e-mail services and other Internet related services in calendar 2000.

CUSTOMER BASE

     Our business customer base consists predominantly of small and medium sized businesses that have between one and 50 employees. This customer base includes approximately 20,000 diverse businesses. Our residential customer base exceeds 40,000 households. No single customer accounts for more than 0.1% of total monthly revenues.

KEY SUPPLIERS AND TECHNOLOGY

     Equipment. Our voice messaging systems are manufactured by Glenayre Electronics of Atlanta. Currently, we have six Glenayre systems, which are reliable, easy to maintain and have historically experienced minimal downtime. We employ technicians who provide support for the Glenayre systems. In addition, Glenayre provides technical support via a direct modem link when necessary and provides periodic software upgrades to insure that we continue to offer updated services. We have no written agreements with Glenayre. There are several other manufacturers of voice messaging equipment that could supply our equipment needs if Glenayre was unable or unwilling to do so for any reason. We make no expenditures on research and development of any kind.

     Interconnection with Public Switched Networks. Our voice messaging systems are linked to the public switched telephone network using digital two-way direct inward dial trunks. These interconnection services are provided by several telecommunications carriers including: US West Communications, Ameritech, Frontier Communications, McLeod Communications and AT&T Local Services. Following the deregulation of the telecommunications industry in 1996, we believe that we will experience an increasing number of potential alternative suppliers for our interconnection needs, and that our interconnection costs will decrease over the coming year.

COMPETITION

     The regional local telephone companies have the largest share of the voice messaging services market and therefore constitute our primary competitors. We obtain most of our business customers by offering voice messaging services that compare favorably with those provided by the local telephone companies in the following ways:

     - We have consolidated messaging service, one number service and other applications and features which are not currently offered by the local telephone companies;

     - Our sales agents conduct a comprehensive analysis of every prospective customer's needs and custom design a voice messaging service to meet those specific needs. Generally, the local telephone companies do not offer this type of individual analysis in the voice messaging market;

     - Our voice messaging service includes more standard features than the local telephone companies;

     - We send out customer trainers to teach new subscribers how to best use our messaging services. The local telephone companies offer only telephone-based support;

     - We maintain a well-trained customer service staff that specializes in providing messaging services. By comparison, the phone company's customer service staff generally deal with a wide range of telephone line issues and, therefore, are not as knowledgeable as our specialist representatives;

     - We provide no cost help in reorganizing service configurations, adding staff members to, or deleting staff members from, a network or simply understanding the best way to use the voice messaging services; and

     - In some market areas we charge less than our competitors for what we believe is overall a superior service.

     We believe that the technological changes taking place in the voice messaging industry will enable messaging service providers like us to capture a larger market share of the voice messaging industry. The new services described above require the provider of the messaging services to maintain complex messaging networks which interact with a broad range of other telecommunications services supplied by a wide range of service providers. We believe that the provision and maintenance of the new services involves a level of complexity that is unattractive to the local phone companies and that they may be unable to compete successfully in this service category.

BILLING OF SERVICES

     All services provided to our business customers are invoiced directly by us to each customer on a monthly basis. All accounts receivable and collections activity is undertaken internally by us. As we continue with our industry consolidation plan, we believe that significant efficiencies and economies of scale can be obtained in the area of billing and collections.

     The monthly charges for Hellyer's residential voice mail customers are added to their Ameritech local telephone service bill through an arrangement with Integretel Inc., a "consolidator" of third party telephone charges. Through this arrangement Hellyer is able to cost effectively bill and receive payment for small charges that average approximately $6.00 per household.

INDUSTRY CONSOLIDATION AND GEOGRAPHIC EXPANSION STRATEGY

     We plan to expand our market share of the North American voice messaging services market through an aggressive plan to consolidate some of the 4,200 independent voice mail providers that exist around the country. We believe that we can present an attractive opportunity to business owners to merge their businesses with ours.

     We have completed four acquisitions to date:

- Voice Services Inc. (Denver)                   February 1996
- Bolder Voice Inc. (Denver)                     June 1999
- Hellyer Communications, Inc. (Indianapolis)    November 1999
- Cashtel Inc. (Chicago)                         November 1999

     In addition, we have signed a definitive agreement for the acquisition of One Touch Communications Inc. in Raleigh-Durham, North Carolina, which is expected to close in early January 2000.

     In addition to the benefits derived from our technological, capital and marketing expertise, we believe that savings can be achieved as a result of the centralization of purchasing, accounting, administration, marketing, telemarketing and other core functions of acquired voice mail providers.

     We anticipate that we will continue to use a mixture of cash, assumed debt, vendor financing, and the issuance of common stock to complete future acquisitions.

INTELLECTUAL PROPERTY

     We hold no patents or patent applications. We have received a trademark registration from the U.S. Patent and Trademark Office for our Multi-Link logo.

GOVERNMENTAL APPROVALS AND COSTS OF ENVIRONMENTAL COMPLIANCE

     We are not regulated by any governmental authority in the provision of our services, which are classified as "deregulated services" under the terms of the Telecommunications Act of 1996. We believe that the government is decreasing its level of regulation over the telecommunications industry and that additional legislation or regulation affecting our business is unlikely.

     We have incurred no costs of any kind in complying with environmental laws and regulations imposed by any local, state or federal governmental body.

EMPLOYEES

     As of December 23, 1999, we had 108 full time and 1 part time employees. There are no union or collective bargaining agreements between us and our employees and employee relations are considered by us to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

     Our corporate office and Denver operating facility is located at 4704 Harlan Street, Suite 420, Denver, Colorado, 80212. The lease for this facility provides that we will occupy 6,059 square feet and has a term of 78 months, beginning August 1999. After an initial six-month rent-free period, we began paying $8,457 per month for the next 24 months, $8,710 per month for the next 12 months, and $8,962 per month for the remaining 36 months of the lease.

     Hellyer's operating facility is located at 8330 Allison Pointe Trail, Indianapolis, Indiana 46250. The lease for this facility provides that we will occupy 30,000 square feet and has a term of five months beginning November 15, 1999 at an all-inclusive rental rate of $20,000 per month. We are currently negotiating terms for a new lease at another facility in Indianapolis and expect to agree terms in early January 2000. We expect to be able to move out of our facility at Allison Pointe and into a new facility without any material interruption to our business, although we will incur substantial one-time move costs in our second fiscal quarter ending March 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings of any kind.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and warrants have been quoted on the Nasdaq SmallCap Market under the symbols "MLNK" and "MLNKW," respectively, since completion of our public offering on May 14, 1999. Prior to that date, there was no public market in our common stock or warrants. The following table sets forth for the periods indicated the high and low bid prices of the common stock and warrants as reported by the Nasdaq SmallCap Market.

                                                               COMMON STOCK        WARRANTS
                                                              ---------------   ---------------
                        FISCAL 2000                            HIGH     LOW      HIGH     LOW
                        -----------                           ------   ------   ------   ------
Third Fiscal Quarter (from May 14, 1999)....................  $9.750   $6.250   $1.125   $0.563
Fourth Fiscal Quarter.......................................   7.375    6.063    0.875    0.500

     Last Reported Price. On December 23, 1999, the last reported bid price of the common stock and warrants reported on the Nasdaq SmallCap Market was $7.375 per share and $0.75 per warrant, respectively.

     Holders. As of December 23, 1999, there were 40 holders of record of the common stock and 7 holders of record of the warrants. We believe that we have in excess of 300 beneficial owners of our common stock and 300 beneficial owners of our warrants.

     Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

     Recent Sales of Unregistered Securities. In November 1998, we completed a private placement of 75,000 units consisting of an aggregate of 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock. The warrants currently have an exercise price of $4.17 per share and expire in May 2000 unless earlier exercised or redeemed. The private placement was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act. The purchasers of the units consisted of ten "accredited investors" (as the term is defined in Rule 501 under the Securities Act) and two financially sophisticated non-accredited investors. We received gross proceeds of $625,000 from the sale of the units. Spencer Edwards, Inc. acted as placement agent for the private placement for which it received a 10% commission, a 3% non-accountable expense allowance and warrants to purchase 22,500 shares of our common stock. 11,340 of these warrants were subsequently cancelled. Of the 11,160 warrants currently outstanding, 7,440 have an exercise price of $5.00 per share and 3,720 have an exercise price of $4.17 per share.

     Use of Proceeds from Registered Securities. On May 14, 1999, the registration statement filed by us relating to our initial public offering was declared effective by the SEC (File No. 333-1334687). Pursuant to the registration statement, we registered the sale of 1,380,000 units, each comprised of one share of common stock and one warrant. After selling all of the units for $6.00 each, the offering was terminated. The managing underwriter for the offering was Schneider Securities, Inc. We received total gross proceeds of $8,280,000. We paid underwriting discounts and commissions and expenses to the underwriters of $1,076,400. In addition, we paid other expenses of the offering of approximately $344,200. The total net proceeds minus expenses paid to date were $6,859,400. Since completion of the offering, we have paid:

     - $2,140,000 to Westburg Media Capital L.P. to pay down the outstanding balance of a revolving loan;

     - $1,070,000 as partial consideration in connection with the acquisition of Hellyer;

     - $620,000 to repay a portion of Hellyer's liabilities that we assumed;

     - $189,000 as partial consideration in connection with the acquisition of Cashtel; and

     - approximately $250,000 for capital expenditures and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Multi-Link's actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, the availability of future acquisitions, the effects of regional economic and market conditions, increases in marketing and sales costs, intensity of competition, cost of technology, the availability of financing, contingencies associated with Year 2000 compliance, our ability to manage our growth and those risks described under "Risk Factors."

OVERVIEW

     The acquisitions of Hellyer Communications, Inc. and Cashtel Inc. took place after our fiscal year end on September 30, 1999, and consequently neither the financial statements nor this discussion and analysis includes any information relating to these companies.

     We provide advanced integrated voice and fax messaging services for small and medium sized businesses in the Denver metropolitan area. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships of the subscriber company. In the first quarter of fiscal 2000, we have has expanded the range of products we offer to include long distance service, telephone systems, pagers and mobile telephones.

     Our revenues are primarily derived from receiving fixed monthly service fees, installation and set-up charges and sales of ancillary telecommunications services such as paging. We recognize revenues as we deliver services. Annual prepayments by subscribers are recognized over the period covered by the prepayment on a straight-line basis.

     Our primary costs of delivering our voice messaging services to our subscribers are our voice messaging platforms, maintenance costs and the interconnection costs to the US West network. Most of our general and administrative expenses are incurred in the processing and servicing of new subscriber accounts.

     From inception through December 31, 1997, we sold voice-messaging services to businesses through an in-house sales force. All salaries and commissions associated with our in-house sales force were expensed as incurred. On December 31, 1997, the in-house sales operations were closed and we began selling through independent sales agents. All commissions paid to independent agents for procuring subscribers are capitalized and amortized. Our policy is to amortize subscriber account acquisition costs over the estimated economic life of subscriber accounts or 36 months, whichever is less. To determine the economic life of subscriber accounts, we analyze the net reduction in the total amount billed to our existing subscribers each month. The calculation includes service reductions and service increases to existing subscribers but excludes new subscriber contracts or subscriber lists purchased during the period and revenue increases resulting from changes in service prices. This enables us to project the average subscriber life across the total existing subscriber base. During fiscal 1999, we experienced an average attrition rate of 1.76% per month, indicating a projected life of the subscriber portfolio of 57 months. We currently amortize subscriber account acquisition costs over 36 months.

     From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% per annum over the prime rate. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years.

     We plan to continue to increase revenues by increasing the number of independent sales agents that offer our voice messaging services, by increasing the range of telecommunications services we offer to our subscribers, and by acquiring companies involved in the voice messaging industry. After completing any such acquisition, we plan to convert the operations of the acquired company to conform to our current business model, where economically feasible. We completed two acquisitions after our September 30, 1999 fiscal year end. See "Subsequent Events".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in our consolidated statements of operations and comprehensive income (loss).

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------    -----    -----
Net revenues................................................   100.0%   100.0%   100.0%
Cost of services and products...............................    30.2     20.0     18.5
                                                              ------    -----    -----
Gross margin................................................    69.8     80.0     81.5
                                                              ------    -----    -----
Sales and advertising expense...............................    60.0      8.4      2.1
General and administrative expense..........................    73.4     39.9     39.6
Depreciation expense........................................     5.4      4.3      4.2
Amortization expense........................................     0.4      2.2      8.9
                                                              ------    -----    -----
          Total operating expenses..........................   139.2     54.8     54.8
                                                              ------    -----    -----
Income (loss) from operations...............................   (69.4)    25.2     26.7
Interest income (expense)...................................   (37.9)   (34.2)    (9.0)
                                                              ------    -----    -----
Net income (loss)...........................................  (107.3)    (9.0)    17.6
                                                              ------    -----    -----
EBITDA (loss)...............................................   (63.6)%   31.7%    39.8%
                                                              ------    -----    -----

     The row entitled "EBITDA (loss)" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

  FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30,
1998.

     Net Revenues. Revenues for the year ended September 30, 1999 were $2,217,000, compared to $1,859,000 for the fiscal year ended September 30, 1998, an increase of 19%. Most of this increase reflects the steady net growth in our base of customers, although we did increase prices for certain messaging services on July 1, 1999 affecting revenues in the fourth fiscal quarter of 1999. The price increase contributed approximately $75,000 or 4% of the revenue increase for the fiscal year.

     Cost of Services and Products. Cost of services and products for the fiscal year ended September 30, 1999 was $411,000, compared to $371,000 for the fiscal year ended September 30, 1998, an increase of 11%. The increase in cost of services and products was attributable to the growth in customers.

     Gross Profit Margin. Gross margin for the fiscal year ended September 30, 1999 was $1,807,000 compared to $1,488,000 for the fiscal year ended September 30, 1998, an increase of 21%. The gross profit margin as a percentage of net revenues increased from 80% to 81%. The increase in gross profit resulted from achieving higher revenues at consistent gross profit margins.

     Sales and Advertising Expense. Sales and advertising expenses for the fiscal year ended September 30, 1999 were $47,000 compared to $155,000 for the fiscal year ended September 30, 1998, a decrease of 70%. This resulted from the closure of our in-house sales and telemarketing operations on December 31, 1997, when we began procuring subscriber accounts from independent sales agencies and capitalizing the cost of acquiring such subscriber accounts.

     General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1999 were $878,000 compared to $743,000 for the fiscal year ended September 30, 1998. This increase of 18% was due to increased staff numbers, increased costs of billing the increased revenues, and the costs associated with our becoming a public company under Securities Exchange Act, including transfer agent fees, legal fees, accounting fees and other professional expenses.

     EBITDA -- Earnings Before Interest, Tax, Depreciation, and
Amortization. EBITDA for the fiscal year ended September 30, 1999 was $882,000 compared to $590,000 for the fiscal year ended September 30, 1998, an increase of 49%. This was partly attributable to the increased revenues and gross profits, and partly due to the closure of our in-house sales and telemarketing operations. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the fiscal year ended September 30, 1999 was $92,000 compared to $81,000 for the fiscal year ended September 30, 1998. This increase of 15% was due to increased fixed assets.

     Amortization. Amortization of subscriber accounts and goodwill was $198,000 for the fiscal year ended September 30, 1999 compared to $42,000 for the fiscal year ended September 30, 1998. This increase of 371% was due to the continuation of customer account purchases from our base of independent sales agents.

     Income (Loss) from Operations. Income from operations was $591,000 for the fiscal year ended September 30, 1999 compared to $468,000 for the fiscal year ended September 30, 1998, an increase of 26%, due to the factors discussed above.

     Net Interest Income (Expense). Net interest income (expense) for the fiscal year ended September 30, 1999 was $(200,000), compared to $(636,000) for the fiscal year ended September 30, 1998, a decrease of 69%. The decrease was attributable to the significantly lower interest costs of the Westburg loan from the beginning of the fiscal year through May 14, 1999, and the net interest income in the fourth fiscal quarter from the cash on deposit following our initial public offering.

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $391,000 for the fiscal year ended September 30, 1999, compared to a net loss of $(168,000) for the fiscal year ended December 31, 1998 due to the factors outlined above. The comprehensive profit for 1999 was $380,000, $11,000 less than the net profit of $391,000. The difference of $11,000 relates to unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The net loss and comprehensive loss were the same in fiscal 1998.

  FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30,
1997.

     Net Revenues. Revenues for the fiscal year ended September 30, 1998 were $1,859,000, compared to $1,154,000 for the fiscal year ended September 30, 1997, an increase of 61%. This increase reflects the steady net growth in our base of customers.

     Cost of Services and Products. Cost of services and products for the fiscal year ended September 30, 1998 was $371,000, compared to $348,000 for the fiscal year ended September 30, 1997, an increase of 7%. The relative stability of cost of services and products in relation to the 61% growth in revenues resulted from operating a network with excess capacity in fiscal 1997, which required only minimal additional expenditures to provide service for a greater number of customers in fiscal 1998.

     Gross Profit Margin. Gross profit margin for the fiscal year ended September 30, 1998 was $1,488,000 compared to $806,000 for the fiscal year ended September 30, 1997, an increase of 85%. The gross profit margin as a percentage of net revenues increased from 70% to 80%. The increase in gross profit margin resulted from achieving higher revenues from the same network capacity resulting in more efficient utilization of fixed asset infrastructure.

     Sales and Advertising Expense. Sales and advertising expenses for the fiscal year ended September 30, 1998 were $155,000 compared to $692,000 for the fiscal year ended September 30, 1997, a decrease of 78%. This resulted from the closure of our in-house sales and telemarketing operations on December 31, 1997 when we began procuring subscriber accounts from independent sales agencies and capitalizing the cost of acquiring such subscriber accounts.

     General and Administrative Expenses. General and administrative expenses for fiscal year ended September 30, 1998 were $743,000 compared to $848,000 for the fiscal year ended September 30, 1997. This decrease of 12% was due to a reduction in personnel expenses during fiscal 1998.

     EBITDA -- Earnings before Interest Tax Depreciation and
Amortization. EBITDA for the fiscal year ended September 30, 1998 was $590,000 compared to an EBITDA (loss) of $(734,000) for the fiscal year ended September 30, 1997. This was partly attributable to the increased revenues and gross profits, and partly due to the closure of our in-house sales and telemarketing operations as described above.

     Depreciation of Equipment. Depreciation expense in the fiscal year ended September 30, 1998 was $81,000 compared to $62,000 for the fiscal year ended September 30, 1997. This increase of 31% was due to increased fixed assets.

     Amortization. Amortization of subscriber accounts and goodwill was $42,000 for the fiscal year ended September 30, 1998 compared to $5,000 for the fiscal year ended September 30, 1997. Amortization expense associated with subscriber accounts was first incurred in 1998 after Multi-Link commenced procuring subscriber accounts through the base of independent sales agents as previously described.

     Income (Loss) from Operations. The income from operations was $468,000 for the fiscal year ended September 30, 1998 compared to an operating loss of $(801,000) for the fiscal year ended September 30, 1997, due to the factors discussed above.

     Interest Income (Expense). Interest income (expense) for the fiscal year ended September 30, 1998 was $(636,000), compared to $(437,000) for the fiscal year ended September 30, 1997, an increase of 46%. The increase is attributable to an increase in outstanding borrowings.

     Net Income (Loss) and Comprehensive Income (Loss). We incurred a net loss of $(168,000) for the fiscal year ended September 30, 1998, compared to a net loss of $(1,238,000) for the fiscal year ended December 31, 1997, a decrease of 86% due to the factors outlined above. The net loss and comprehensive loss were the same for fiscal 1998 and 1997.

CASH FLOW INFORMATION

     For the year ended September 30, 1998 and 1999, net cash (used in)/provided by operations was approximately $(109,000) and $367,000, respectively. Net cash used in investing activities in the year ended September 30, 1999 for the purchase of marketable securities, fixed assets and intangibles was $(5,103,000) compared to $(266,000) in the prior year. During the years ended September 30, 1998 and 1999, cash from financing activities included net proceeds from the issuance of common stock and exercise of stock options of $0 and $7,235,000 respectively, and from borrowing of $2,871,000 and $430,000 before note payable payments of $(1,795,000) and $(2,965,000) for the same respective periods.

     For the year ended September 30, 1997 and 1998, net cash used in operations was approximately $(967,000) and $(109,000), respectively. Net cash used in investing activities in the year ended September 30, 1998 for the purchase of fixed assets and intangibles was $(266,000) compared to $(38,000) in the prior year. During the year ended September 30, 1997 and 1998, cash from financing activities included borrowings of $1,379,000 and $2,871,000, respectively, before note payable payments of $380,000 and $1,795,000 for the same respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 1998, we financed our operations through equity contributions, loans from several shareholders, deferred executive compensation and consulting fees, a factoring facility from CS Capital, and several working capital loans.

     In September 1998, we obtained a $2.1 million, five-year senior term loan facility from Westburg. We used the proceeds of this facility to repay working capital loans, deferred executive compensation and part of our indebtedness to CS Capital. The loan from Westburg bears interest at the rate of prime rate plus 3% per annum. The loan is secured by substantially all of our assets. The loan requires monthly payments of interest only until October 2001, when regular repayments of principal and interest commence on the basis of a ten-year amortization schedule. The outstanding balance is due on October 31, 2003. Under the terms of the loan, our ratio of debt to annualized cash flow may not exceed 3 to 1 and our ratio of annualized cash flow to interest, principal repayments and taxes may not be less than 1.25 to 1. Additionally, the loan has certain other restrictions including limits on total indebtedness and lease obligations, limits on capital expenditures and restrictions on the payment of dividends. All but $10,000 of the loan was repaid from the proceeds of our initial public offering in May 1999. The facility remains available for additional advances.

     On May 14, 1999, we completed our initial public offering of common stock and warrants. A total of 1,380,000 shares of common stock and 1,380,000 warrants to purchase shares of common stock were sold in the offering. The gross proceeds from the offering were $8,280,000 and we received net proceeds of $6,859,000.

     As of September 30, 1999, we were current on our obligations to all lenders and in compliance with all debt covenants. As of September 30, 1999, we had available cash and marketable investments of $4,296,000 and $501,000 of long-term equipment financing debt.

     We have used approximately $1.9 million of available cash in connection with the acquisitions of Hellyer Communications, Inc. and Cashtel, Inc. in November 1999, and plan to use an additional $1.1 million to complete the acquisition of One Touch Communications, Inc. in early calendar 2000. See "Subsequent Events."

     As of December 23, 1999 we had committed to the purchase of approximately $350,000 of additional voice messaging equipment from Glenayre. We have received $200,000 of four year financing for this equipment from Colorado Business Leasing, a Denver based equipment-leasing company.

     We anticipate that our existing cash balances and marketable securities together with internally generated funds from operations and the $2.1 million Westburg revolving term loan, will be sufficient to meet our presently projected cash and working capital requirements for the next 12 months.

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for our financial statement for the fiscal year ended September 30, 2001 and the adoption of this standard is not expected to have a material effect on our financial statements.

EFFECTS OF INFLATION

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

YEAR 2000 ISSUE

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

     Our operations rely heavily upon computer systems, software applications and other electronics containing date-sensitive embedded technology. Some of these technologies were internally developed and others are standard, purchased systems that may or may not have been customized for our particular application. We also rely heavily upon various vendors and suppliers that are themselves very reliant on computer systems, software applications and other electronics containing date sensitive embedded technology.

     We have completed internal assessment and testing of our date sensitive computer systems and have determined that our voice messaging, internal billing, customer service and support systems are compatible with the year 2000.

     We rely on certain external suppliers to provide our voice messaging service. A regional or national failure in the telephone network or power grid would prevent us from servicing our customers and generating revenues. Such failure would materially adversely affect our business, financial condition and operating results. We have no contingency plan for occurrence of these events.

     We have not incurred any material costs for Year 2000 modifications to date and do not anticipate incurring any such material costs in the future.

SUBSEQUENT EVENTS

     On November 17, 1999, we completed the acquisition of the business and substantially all the assets of Hellyer Communications, Inc., which provides a broad range of messaging related services in Indianapolis, Chicago and Detroit using the same Glenayre technology as we use. We paid $1,070,000 in cash, assumed $1,105,000 of long-term lease financing liabilities and assumed a further $1,000,000 of other liabilities. In addition, we issued 150,000 shares of common stock, valued at $965,625, to Jerry L. Hellyer Sr. in connection with consulting and non-competition agreements.

     On November 30, 1999, Hellyer completed the acquisition of the customer base of Chicago based, Cashtel, Inc., a provider of residential voice messaging services in the Chicago and Detroit areas. Total consideration is expected to be $290,000. Hellyer plans to transfer the Cashtel customers to its advanced Glenayre voice messaging systems in Chicago and Detroit, which have adequate capacity to service these customers without additional expenditures. Cashtel will cease providing service on January 30, 2000.

     On December 22, 1999, we signed a definitive purchase agreement for the acquisition of the business and substantially all the assets of One Touch Communications, Inc., which provides advanced business messaging services in Raleigh-Durham, North Carolina. As consideration for the acquisition, Multi-Link has agreed to pay $1,100,000 in cash and to issue $2,020,000 worth of common stock to the shareholders of One Touch. The shares will be subject to transfer restrictions which release on December 31, 2000 with respect to 50% of the shares, on June 30, 2001 with respect to 25% of the shares and on December 31, 2001 with respect to 25% of the shares.

                                  RISK FACTORS

     You should be aware that there are various risks associated with us and our business, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

WE HAVE BEEN OPERATING OUR BUSINESS ONLY SINCE FEBRUARY 1996.

     We began voice messaging operations by completing an acquisition of a voice messaging business in February 1996. Accordingly, we have a limited operating history upon which you may evaluate us. This limited operating history makes predicting our future operating results difficult.

WE HAVE ONLY RECENTLY ACHIEVED PROFITABILITY SO OUR LONG-TERM SUCCESS IS NOT ASSURED.

     We generated net income of $391,000 in the fiscal year ended September 30, 1999. We incurred significant net losses in fiscal 1997 and fiscal 1998. Although our revenues have grown in recent periods, they may not continue to grow or even continue at their current level. Our expenses may increase in future periods due to:

     - goodwill and other amortized charges resulting from future acquisitions, including acquisitions of subscriber accounts and subscriber lists;

     - planned equipment purchases; and

     - increases in sales and marketing activities.

     If any of these expenses are not accompanied by increased revenues, our business, financial condition and operating results will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BECAUSE WE FACE INTENSE COMPETITION FROM LARGER VOICE MESSAGING AND RELATED SERVICE PROVIDERS, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY, WHICH WOULD REDUCE OUR REVENUES.

     We compete primarily with large telephone companies, and expect to compete with other national, regional and local telecommunications companies as we expand. Most of our competitors have greater name recognition and greater financial, marketing and other resources than we have. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns and other initiatives. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected.

WE MAY LOSE CUSTOMERS AND REVENUES IF OUR VOICE MESSAGING EQUIPMENT FAILS.

     We depend on the efficient and uninterrupted operation of our voice messaging equipment, referred to as voice messaging platforms, to deliver service to its customers. Any sustained service interruption would cause customers to cancel service. This could materially adversely affect our business, financial condition and operating results. Our insurance may not provide sufficient coverage for these events and our operating results could suffer if losses exceed our coverage.

LOSS OF THE CONNECTION TO THE PUBLIC TELEPHONE NETWORKS COULD DISRUPT OUR SERVICE CAUSING US TO LOSE CUSTOMERS AND, AS A RESULT, ADVERSELY AFFECT OUR BUSINESS.

     We rely on several telecommunications companies for connection to the public telephone network. The protracted failure of such connection would interrupt service, causing customers to cancel service. This could materially adversely affect our business, financial condition and operating results. In this event, we would have to establish a new connection to the public telephone network, which would take several weeks. We would lose subscribers if such a disruption occurred.

WE MAY BE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY WHICH MAY CAUSE US TO FAIL.

     Our success depends on its ability to remain competitive in cost and services provided. There can be no assurance that we can acquire superior technologies as needed. If we are unable to successfully respond to technological developments or acquire technologies in a cost effective way, our business, financial condition and operating results will be materially adversely affected. To be successful, we must:

     - continually improve our services on a cost-effective basis;

     - develop and offer new features and services to meet customer needs; and

     - adopt Internet based messaging and other advanced technologies that achieve widespread acceptance.

     Our success will depend in part on our ability to purchase or license leading technologies necessary to remain competitive. Licensing these technologies may require us to pay royalties, maintenance and other fees that reduce operating margins.

WE CANNOT INCUR ADDITIONAL DEBT, MAKE CAPITAL EXPENDITURES EXCEEDING CERTAIN LIMITS, OR PAY DIVIDENDS WITHOUT THE CONSENT OF OUR PRIMARY LENDER.

     The agreement between us and our primary lender contains certain debt covenants, which require us to maintain a debt to annualized cash flow ratio of not more than 3 to 1 and also require us to maintain a ratio of annualized cash flow to interest, principal and taxes of not less than 1.25 to 1. A violation of these restrictions could accelerate our repayment obligation.

IF NIGEL V. ALEXANDER OR SHAWN B. STICKLE DO NOT CONTINUE IN THEIR PRESENT POSITIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We believe that our ability to successfully implement our business strategy and to operate profitably depends on Nigel V. Alexander and Shawn B. Stickle, both directors and officers, continuing to render their services to us. If Mr. Alexander or Mr. Stickle become unable or unwilling to continue in their present positions, our growth, business and financial results could be materially adversely affected. We have a three year employment agreement with Mr. Stickle and a three year consulting agreement with Mr. Alexander's company, Octagon Strategies, Inc. We have key man life insurance policies in the face amounts of $1,000,000 each on both Mr. Alexander and Mr. Stickle.

OUR ACQUISITIONS MAY BE UNSUCCESSFUL DUE TO AN INABILITY TO RETAIN CUSTOMERS, A FAILURE TO INTEGRATE THE ACQUISITION OR A FAILURE TO MEET FINANCIAL OBJECTIVES.

     Our acquisition strategy is subject to the following risks:

     - We may be unsuccessful in retaining the customer base of specific acquisitions;

     - We may be unable to successfully integrate services and personnel of any acquisition into our operations; and

     - Acquisitions could result in charges to our earnings for goodwill, or other expenses that adversely affect our operating results.

YOU WILL BE UNABLE TO REVIEW INFORMATION ABOUT MOST PROPOSED ACQUISITIONS OR TO VOTE ON ACQUISITIONS.

     We have determined certain criteria that we will most likely use in considering potential acquisitions. Except in the case of a very large transaction, you will not have the opportunity to review the financial statements or any other information of any business we may propose to acquire, and you will not be able to vote on any such acquisition.

THE FINANCE CHARGES ASSOCIATED WITH ANTICIPATED ADDITIONAL EQUIPMENT PURCHASES MAY ADVERSELY AFFECT OUR PROFITABILITY.

     We expect to purchase additional voice messaging platforms and accompanying software licenses. If financing for these purchases is not available at an acceptable cost, our financial condition may be materially adversely affected. This may reduce our future profitability.

IF WE WERE TO LOSE OUR ABILITY TO BILL OUR RESIDENTIAL MESSAGING AND PAGING SUBSCRIBERS ON THE AMERITECH PHONE BILL, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     In the Midwest region we add our charges for residential voice mail and paging services to our customer's Ameritech telephone bill. This makes it easy for them to pay us, and easy for us to collect money from them. If we were to lose this billing arrangement, we believe it would be expensive and inefficient for us to bill our customers directly, and that this segment of our business may not be commercially viable.

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements are included herein commencing on page 24.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning our executive officers and directors:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Nigel V. Alexander.....................  38    Chief Executive Officer, Treasurer,
                                               Secretary and Director
Shawn B. Stickle.......................  34    President and Chief Operating Officer
                                               and Director
David J. Cutler........................  44    Chief Financial Officer
Christina M. Neher.....................  34    President, Hellyer Communications
                                               Services, Inc.
Keith R. Holder........................  55    Director
R. Brad Stillahn.......................  47    Director

     Messrs. Holder and Stillahn are members of the Audit and Compensation Committee

     The directors are elected for a three-year term, with approximately one-third of the board of directors standing for election each year. Each director holds office until the expiration of the director's term, until the director's successor has been duly elected and qualified or until the earlier of their resignation, removal or death. All of our officers devote full-time to our business and affairs.

     Nigel V. Alexander -- Chief Executive Officer, Secretary, Treasurer and Director. Mr. Alexander co-founded Multi-Link in 1996. Mr. Alexander has served since that time as a Managing Director and now as Chief Executive Officer with responsibility for financing and strategic planning. Since January of 1996, Mr. Alexander has been the sole owner of Octagon Strategies, Inc., a consultant to us. From September 1994 until founding Multi-Link, Mr. Alexander conducted research into the telecommunications industry to identify the business opportunity now being pursued by us. From April 1991 to September 1994, Mr. Alexander was an executive officer of SnowRunner, Inc. a company involved in the distribution of winter sports products. Mr. Alexander is an Associate of the British Chartered Institute of Bankers. He has over 15 years experience in merchant banking, mergers and acquisitions and corporate finance, including ten years as a merchant banker in London, England and Geneva, Switzerland with Henry Ansbacher & Co. and the Paribas Group.

     Shawn B. Stickle -- President, Chief Operating and Director. Mr. Stickle co-founded Multi-Link in 1996. Mr. Stickle has served since that time as a Managing Director and now as our President and Chief Operating Officer with direct responsibility for all of Multi-Link's operations. From February 1995 until January 1996, Mr. Stickle was employed as Executive Vice President of Voice Services, Inc. From 1987 to December 1994, Mr. Stickle was Sales and Marketing Manager for T.A. Pelsue Company, a manufacturer of telecommunications products. Mr. Stickle holds a bachelor's degree from the University of Colorado in marketing and is a certified ISO 9000 Quality Assurance Advisor.

     David J. Cutler -- Chief Financial Officer. Mr. Cutler joined us in March 1998 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self employed consultant providing accounting and financial advice to small and medium sized companies in the United Kingdom and the United States. Mr. Cutler has more than 20 years experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as an Associate of the Institute of Taxation with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. In early 1998, he passed the CPA examination in the United States and is now a member of the American Institute of Certified Public Accountants.

     Christina M. Neher -- President, Hellyer Communications Services, Inc. Ms. Neher joined Hellyer Communications, Inc. in 1989 and has served as Hellyer's Vice President of Operations since 1995. Ms. Neher was appointed President of Hellyer with responsibility for all of Hellyer's operations following its acquisition by us on November 17, 1999. From 1984 to 1988, Ms. Neher was employed by St. Mary's College and held the position of telecommunications coordinator. Ms. Neher holds an associates degree in business from Indiana Wesleyan University. Ms. Neher has 15 years experience in the telecommunications industry.

     Keith R. Holder -- Director. Mr. Holder became one of our directors in February 1999. Since January 1998, Mr. Holder has been the Chief Executive Officer of Recovery Specialists Inc., a regional environmental company. From March 1990 to January 1998, Mr. Holder was the founder, Chief Executive Officer and Director of Triumph Fuels Corporation, a gasoline refining, distribution and retailing company. Mr. Holder received his Bachelor of Science degree in Geology from the University of London in 1969.

     R. Brad Stillahn -- Director. Mr. Stillahn became one of our directors in February 1999. Since January 1991, Mr. Stillahn has been the owner, Chairman and Chief Executive Officer of West Tape & Label, Inc., a national custom label printer. From 1987 to 1991, Mr. Stillahn was the Director of Corporate Marketing for Menasha Corporation, a diversified holding company. Mr. Stillahn received his Masters of Business Administration from Washington University in 1976 and in 1974 received a Bachelor of Arts degree in Economics from the University of Missouri.

DIRECTOR COMPENSATION

     Our employee directors do not receive any compensation for their services as directors. Non-employee directors presently receive compensation of $250.00 per meeting and are entitled to reimbursement of travel and other expenses.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors maintains a compensation committee and an audit committee. The compensation committee is composed of Keith R. Holder and R. Brad Stillahn, both non-employee directors. The audit committee is composed of Keith
R. Holder and R. Brad Stillahn. The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan. The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted within Multi-Link, to review with the independent auditors their final audit reports, to review with our internal and independent auditors Multi-Link's overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for services rendered during the fiscal years ended September 30, 1998, 1997 and 1996 to Nigel V. Alexander and Shawn B. Stickle. No executive officer of Multi-Link earned or was paid compensation of more than $100,000 for the year ended September 30, 1999.

     Multi-Link pays consulting fees to Octagon Strategies, Inc. for consulting services rendered by Nigel V. Alexander to Multi-Link. "Octagon" is a company wholly-owned by Nigel V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

                                                                               ANNUAL
                                                            FISCAL YEAR     COMPENSATION
                                                               ENDED       ---------------
               NAME AND PRINCIPAL POSITION                 SEPTEMBER 30,   SALARY    BONUS
               ---------------------------                 -------------   -------   -----
Nigel V. Alexander.......................................      1999        $45,551    --
Chief Executive Officer; Secretary and Treasurer               1998        $40,000    --
                                                               1997        $39,960    --
Shawn B. Stickle.........................................      1999        $41,000    --
  President and Chief Operating Officer                        1998        $36,000    --
                                                               1997        $36,000    --

     The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees such as group health insurance, long-term disability insurance, vacation and sick leave.

EMPLOYMENT AGREEMENTS

     Effective January 1, 1999, we entered into three-year agreements with Octagon and Shawn B. Stickle. The agreements require that Messrs. Alexander and Stickle devote their full business time to Multi-Link, may only be terminated by us for "cause" (as defined in the agreements) and may be terminated with or without cause by Octagon or Mr. Stickle. If the agreements are terminated by us without cause, Octagon and Mr. Stickle are entitled to receive lump sum payments equal to the greater of the compensation payable pursuant to the agreements for the remaining terms thereof or one year's annual payments. The agreements also contain confidentiality and non-compete provisions. The contracts provide for annual salary and consulting payments that are subject to periodic increases from time to time at the sole discretion of the compensation committee of the Board of Directors. Effective November 1, 1999 the Compensation Committee set Mr. Stickle's fiscal 2000 compensation at $81,000 and Octagon's fiscal 2000 consulting payments at $90,000. In addition, both are eligible to receive bonuses based upon our profitability and other factors determined and adjusted periodically by the Compensation Committee.

STOCK OPTION PLAN

     We adopted our stock option plan in 1997 pursuant to which an aggregate of 300,000 shares of common stock are reserved for issuance.

     The stock option plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options, reload options and stock appreciation rights. The stock option plan is currently administered by the compensation committee of the board of directors, which determines the terms and conditions of the options granted under the stock option plan, including the exercise price, the number of shares subject to a particular option and the exercisability thereof.

     The exercise price of all incentive stock options granted under the stock option plan must be at least equal to the fair market value of our common stock on the date of grant and must be 110% of fair market value when granted to a 10% or more stockholder. Under the stock option plan, the exercise price of all non-qualified stock options granted under the stock option plan may be less than the fair market value of the common stock on the date of grant. The term of all options granted under the stock option plan may not exceed ten years, except the term of incentive stock options granted to a 10% or more stockholder may not exceed five years. We have agreed that for a period of at least one year following the date of this prospectus, non-qualified options will not be granted at an exercise price of less than 100% of the fair market value of our common stock on the date of grant and the terms will not exceed five years. The stock option plan may be amended or terminated by the board of directors, but no such action may impair the rights of a participant under a previously granted option.

     The stock option plan provides the board of directors or the compensation committee with the discretion to determine when options granted under the stock option plan shall become exercisable and the vesting period of such options.

     As of September 30, 1999, we had issued options to purchase 277,830 shares of common stock under our stock option plan. The options have exercise prices ranging from $0.02 per share to $6.50 per share. The options expire on various dates between January 14, 2007 and June 29, 2009. Of such issued options, 50,760 had been exercised and 16,440 has been cancelled as of September 30, 1999. Therefore, as of September 30, 1999, we had 210,630 options issued and outstanding.

     No options to purchase shares of common stock have been granted by Multi-Link to Nigel V. Alexander, Shawn B. Stickle or Octagon, and none of such persons owned any options to purchase common stock on September 30, 1999.

     No reload options or stock appreciation rights have been granted pursuant to the stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 23, 1999, by:

     - each person who is known by Multi-Link to own beneficially more than 5% of Multi-Link's outstanding common stock,

     - each of Multi-Link's named executive officers and directors, and

     - all executive officers and directors as a group.

     Shares of common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire the shares of common stock within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted below the table, each person has sole voting and investment power with respect to the shares of common stock shown. Unless otherwise shown, the address of each person is 4704 Harlan Street, Suite 420, Denver, Colorado 80212.

                                                              NUMBER OF    PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES      OUTSTANDING
            ------------------------------------              ---------    -----------
Executive Officers and Directors
Nigel V. Alexander..........................................    581,250       17.8%
Shawn B. Stickle............................................    581,250       17.8%
Keith R. Holder.............................................     26,640        0.8%
  107 Country Club Park Drive, Grand Junction, CO 81503
R. Brad Stillahn............................................          0          0%
  3845 Forest, Denver, CO 80207
All executive officers and directors as a group (5
  persons)..................................................  1,211,640       36.8%
Other Beneficial Owners
Kennedy Capital Management..................................    278,128        8.5%
  10829 Olive Blvd, St. Louis, MO 63141-7739

     In the foregoing table the common stock beneficially owned by:

          - Nigel V. Alexander and Shawn B. Stickle includes an aggregate of 200,000 shares of common stock held in escrow. As a condition to the initial public offering, Nigel V. Alexander and Shawn B. Stickle were each required to deposit 100,000 shares of common stock in an escrow account pursuant to an agreement with American Securities Transfer & Trust, Inc. and Schneider Securities, Inc. The common stock deposited in the escrow account will be subject to release on the earlier to occur of (a) Multi-Link achieving basic net income of at least $0.75 per share and the common stock having a bid price of at least $15.00 per share for the year ended and as of September 31, 2000, or (b) Multi-Link achieving basic net income of at least $1.25 per share and a bid price of at least $25.00 per share for the year ended and as of September 30, 2001, or

     (c) a property exchange, or sale of all or substantially all of the assets or stock of Multi-Link if any such transaction is approved by the holders of a majority of the outstanding shares of common stock (excluding the shares in escrow), and (d) May 14, 2006. For purposes of determining the release from escrow, net income will include the effects of any extraordinary items and will be based on basic net income per share and on the audited financial statements of Multi-Link for the respective periods. The shares of common stock held in escrow are not transferable or assignable, although the stockholders may vote them. The earnings levels and per share prices set forth above were determined by negotiation between Multi-Link and Schneider Securities, Inc. and should not be construed to imply or predict any future earnings by Multi-Link or the market price of the common stock.

          - Keith R. Holder includes 26,640 shares beneficially owned by Harbour Settlement, a Jersey Channel Islands Trust established for the benefit of Mr. Holder's children, and does not include 10,000 shares underlying options that were granted to Mr. Holder personally, and which are not exercisable for the next 60 days.

          - R. Brad Stillahn does not include 10,000 shares underlying options that are not exercisable for the next 60 days.

          - All of the executive officers and directors as a group, includes 22,500 shares of common stock underlying presently exercisable options but does not include 67,500 shares underlying options that are not exercisable for the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All of the following related party transactions were made on terms no less favorable to us than those available from unaffiliated parties. In addition, all future related party transactions will be made on terms no less favorable than those available from unaffiliated parties and such related party transactions will be approved by a majority of the independent, disinterested members of the board of directors who had access, at our expense, to our counsel or independent legal counsel.

     From April 1996 through January 1998, CS Capital made available a factoring facility and several working capital loans to us at high rates of interest. In addition, CS Capital received 157,928 shares of common stock in connection with such loans. In May 1998, all of the outstanding balances on the factoring facility and the loans were consolidated into a $1,698,000 term loan that was secured by our assets, was guaranteed by Nigel V. Alexander and Shawn B. Stickle, had an interest rate of 25% per annum and was payable in fixed payments of principal and interest through June 30, 2001.

     In September 1998, Westburg loaned us $2,100,000 to repay debt and deferred executive compensation, and to fund expenses of our initial public offering. The loan bears interest at a rate of 3% over prime rate. The loan is payable interest only until September 25, 2001, and thereafter the outstanding principal balance and interest will be payable monthly and amortized over ten years with final payment in full on October 31, 2003. The loan is secured by all of our assets. In connection with the loan, Multi-Link issued Westburg a warrant to purchase 150,000 shares of common stock at an exercise price of $4.17 per share. The detailed terms of the loan were amended in April 1999 and again in November 1999. We repaid all but $10,000 of the loan after the public offering and Westburg converted the term loan into a revolving loan. We are permitted to make further draws on this loan.

     In September 1998, using the proceeds of the Westburg loan, we repaid CS Capital $900,000 on the term loan and CS Capital converted $300,000 of the term loan into 72,000 shares of our common stock and warrants to purchase 36,000 shares of our common stock at an exercise price of $8.33 per share. The warrants are exercisable from November 17, 1999 through May 17, 2001. The conversion price paid by CS Capital for the shares of common stock and warrants was the same price paid by nonaffiliated persons in a private offering that was being conducted by us at that time. We repaid CS Capital an additional $376,000 of interest and principal on the loan in November 1998, and repaid all remaining amounts due under the loan in March 1999.

     In September 1998, Octagon Strategies, Inc. agreed to loan us $100,000 to fund working capital. The loan was unsecured, had an interest rate of 10% and was due on demand. This loan has been repaid in full.

     In September 1998, Shawn B. Stickle loaned $77,244 to us to fund working capital. The loan was unsecured, had an interest rate of 10% and was due on demand. This loan has been repaid in full.

     On February 1, 1999, we reduced the exercise price of the warrants issued to CS Capital from $8.33 to $4.17 per share at the same time we reduced the exercise price of all the warrants held by other persons unaffiliated with us who had acquired warrants from us in the November 1998 private placement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     1.1    --   Form of Underwriting Agreement.(1)
      1.2   --   Form of Selected Dealers Agreement.(1)
     3.1    --   Restated Articles of Incorporation filed on May 18, 1998.(1)
     3.2    --   Amendments to Restated Articles of Incorporation filed on
                 February 2, 1999.(1)
     3.3    --   Bylaws as amended through January 1, 1999.(1)
     4.1    --   Borrowing Agreement dated September 25, 1998, between
                 Westburg Media Capital LP, the Registrant, Multi-Link
                 Telecommunications, Inc., Nigel V. Alexander, Shawn B.
                 Stickle and The Blackhawk Trust.(1)
     4.2    --   Form of Commercial Installment Contract between the
                 Registrant and Associates Commercial Corporation.(1)
     4.3    --   Form of Security Agreement between the Registrant and
                 Associates Commercial Corporation.(1)
     4.4    --   Form of Warrant Agreement between the Registrant and
                 American Securities Transfer & Trust, Inc.(1)
     4.5    --   Form of Escrow Agreement.(1)
     4.6    --   Forms of Lock-Up Agreements.(1)
     4.7    --   Form of Representative's Option for the Purchase of
                 Units.(1)
     4.8    --   Form of Warrant Exercise Fee Agreement between Schneider
                 Securities, Inc., American Securities Transfer & Trust, Inc.
                 and the Registrant.(1)
     4.9    --   Amendment to Borrowing Agreement dated April 15, 1999
                 between Westburg Media Capital L.P., the Registrant and
                 Multi-Link Communications, Inc.(1)
     4.10   --   Registration Rights Agreement dated April 15, 1999 between
                 Westburg Media Capital L.P. and the Registrant.(1)
     9.1    --   Form of Representative's Option for the Purchase of
                 Units.(2)
    10.1    --   Stock Option Plan.(1)
    10.2    --   First Amendment to Stock Option Plan.(1)
    10.3    --   Agreement dated January 1, 1999, between the Registrant and
                 Telecom Sales Associates, Inc. as amended on February 3,
                 1999.(1)
    10.5    --   US West Communications Digital Switched Service Rate
                 Stability Plan Agreements.(1)
    10.6    --   Consulting Agreement between the Registrant and Octagon
                 Strategies, Inc.(1)
    10.7    --   Employment Agreement between the Registrant and Shawn B.
                 Stickle.(1)

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     10.8   --   Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)
     10.9   --   Promissory Note dated September 30, 1998 from Registrant to
                 Octagon Strategies, Inc.(1)
    10.10   --   Promissory Note dated September 30, 1998 from Registrant to
                 Shawn B. Stickle.(1)
    10.11   --   Promissory Note dated April 14, 1999 from Registrant to
                 Westburg Media Capital, L.P.(1)
    10.12   --   Agreement for Sale and Purchase of Assets and Exhibits A and
                 B dated September 17, 1999 by and among Hellyer
                 Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                 Telecommunications, Inc., and HC Acquisition Corp.(3)
    10.13   --   Consulting Agreement dated September 17, 1999 by and among
                 Hellyer Communications, Inc. and HC Acquisition Corp.(3)
    10.14   --   Amended and Restated Asset Purchase Agreement dated November
                 17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                 Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                 Hellyer Communications Services, Inc. (without exhibits).(4)
    10.15   --   Loan Agreement dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.16   --   Promissory Note dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.17   --   Pledge and Security Agreement by and between Multi-Link
                 Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
    10.18   --   Purchase Agreement dated November 22, 1999 by and between
                 B.F.G of Illinois, Inc., Multi-Link Telecommunications, Inc.
                 and Hellyer Communications Services, Inc.
    10.19   --   Asset Purchase Agreement dated December 22, 1999 by and
                 among One Touch Communications, Inc., David G. Webster, Eric
                 C. Beguelin, Multi-Link Telecommunications, Inc. and One
                 Touch Communications, Inc.
    16      --   Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                 Associates, PC resigned as Registrant's principal
                 independent accountants.(1)
    21      --   Subsidiaries of the Registrant.
    23.1    --   Consent of HEIN + ASSOCIATES LLP.
    27      --   Financial Data Schedule.

---------------
(1) Incorporated by reference to the exhibits contained in the Registrant's Registration Statement on Form SB-2 (No. 333-72889).

(2) Incorporated by reference to the exhibits contained in the Registrant's Quarterly Report on Form 10-QSB filed on June 25, 1999.

(3) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on September 24, 1999.

(4) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on December 3, 1999.

     (b) Reports on Form 8-K

        None.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................  25
CONSOLIDATED BALANCE SHEET -- September 30, 1999............  26
CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended
  September 30, 1998 and 1999...............................  27
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY -- For the Years Ended September 30, 1998 and
  1999......................................................  28
CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended
  September 30, 1998 and 1999...............................  29
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  30

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Multi-Link Telecommunications, Inc. and Subsidiary
Denver, Colorado

     We have audited the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. and subsidiary as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Link Telecommunications, Inc. and subsidiary as of September 30, 1999 and of the results of their operations and their cash flows for the years ended September 30, 1998 and 1999, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Denver, Colorado
December 9, 1999

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
CURRENT ASSETS:
Cash and cash equivalents...................................   $   512,617
Marketable securities, current..............................     3,397,002
Accounts receivable -- trade, net of allowance for doubtful
  accounts of $33,215.......................................       265,419
Prepaid expenses............................................        51,234
                                                               -----------
     Total current assets...................................     4,226,272
MARKETABLE SECURITIES.......................................       386,357
PROPERTY AND EQUIPMENT, net.................................     1,184,653
OTHER ASSETS:
Deferred financing and offering costs.......................       159,430
Intangible assets, less amortization of $547,215............       715,882
                                                               -----------
          TOTAL ASSETS......................................   $ 6,672,594
                                                               ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $   117,373
Accrued expenses............................................        50,647
Deferred revenue............................................       164,091
Notes payable -- related parties, current portion...........        17,569
Notes payable and current portion of long-term debt.........       160,424
                                                               -----------
     Total current liabilities..............................       510,104
LONG-TERM DEBT, less current portion........................       341,011
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares
  authorized; none issued...................................            --
Common stock, no par value; 20,000,000 shares authorized,
  3,122,302 shares issued and outstanding...................     7,722,778
Accumulated deficit.........................................    (1,889,987)
Unrealized loss on marketable securities....................       (11,312)
                                                               -----------
     Total stockholders' equity.............................     5,821,479
                                                               -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $ 6,672,594
                                                               ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
NET REVENUES................................................  $1,859,276   $2,217,468
COST OF SERVICES AND PRODUCTS...............................     371,391      410,623
                                                              ----------   ----------
GROSS MARGIN................................................   1,487,885    1,806,845
OPERATING EXPENSES:
Sales and advertising.......................................     155,270       46,762
General and administrative..................................     742,527      878,102
Depreciation................................................      80,513       92,337
Amortization................................................      41,674      198,055
                                                              ----------   ----------
     Total operating expenses...............................   1,019,984    1,215,256
                                                              ----------   ----------
INCOME FROM OPERATIONS......................................     467,901      591,589
Interest income (expense), net..............................    (635,518)    (200,330)
                                                              ----------   ----------
          NET INCOME (LOSS).................................  $ (167,617)  $  391,259
                                                              ==========   ==========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................................  $     (.11)  $      .18
                                                              ==========   ==========
  Diluted...................................................  $     (.11)  $      .16
                                                              ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic.....................................................   1,496,905    2,203,992
                                                              ==========   ==========
  Diluted...................................................   1,496,905    2,400,075
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                  ACCUMULATED
                               COMMON STOCK                          OTHER       COMPREHENSIVE
                          ----------------------   ACCUMULATED   COMPREHENSIVE      INCOME
                           SHARES       AMOUNT       DEFICIT     INCOME (LOSS)      (LOSS)          TOTAL
                          ---------   ----------   -----------   -------------   -------------   -----------
BALANCES, OCTOBER 1,
  1997..................  1,490,698   $   49,151   $(2,113,629)    $     --                      $(2,064,478)
Net loss and
comprehensive loss......         --           --      (167,617)                    $167,617         (167,617)
                                                                                   ========
Warrants issued for
  loans.................         --       73,440            --           --                           73,440
Common stock issued in
  exchange for debt.....     79,454      320,000            --           --                          320,000
                          ---------   ----------   -----------     --------                      -----------
BALANCES, SEPTEMBER 30,
  1998..................  1,570,152      442,591    (2,281,246)          --                       (1,838,655)
Comprehensive income:
Net income..............         --           --       391,259           --        $391,259          391,259
Unrealized loss on
  marketable
  securities............         --           --            --      (11,312)        (11,312)         (11,312)
                                                                                   --------
Comprehensive income....                                                           $379,947
                                                                                   ========
Common stock issued for
  private placement.....    141,600      350,901            --           --                          350,901
Common stock issued in
  exchange for debt.....      8,400       35,000            --           --                           35,000
Shares repurchased......    (28,610)      (5,721)           --           --                           (5,721)
Common stock issued in
  initial public
  offering..............  1,380,000    6,859,392            --           --                        6,859,392
Options issued for
  services..............         --       15,675            --           --                           15,675
Exercise of options.....     50,760       24,940            --           --                           24,940
                          ---------   ----------   -----------     --------                      -----------
BALANCES, SEPTEMBER 30,
  1999..................  3,122,302   $7,722,778   $(1,889,987)    $(11,312)                     $ 5,821,479
                          =========   ==========   ===========     ========                      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  (167,617)   $   391,259
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      122,187        290,392
  Amortization of debt discount and issuance costs..........           --         29,862
  Common stock and options issued for services and loans....           --         15,675
  Bad debt expense..........................................       95,299         35,064
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable..................................      (49,190)      (161,135)
       Deferred factoring costs and other prepayments.......      107,492        (51,234)
     Increase (decrease) in:
       Accounts payable.....................................      (63,449)       (36,059)
       Accrued expenses.....................................     (214,471)      (148,993)
       Deferred revenue.....................................       60,318          2,660
                                                              -----------    -----------
       Net cash provided by (used in) operating
        activities..........................................     (109,431)       367,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subscriber accounts.............................     (265,834)      (664,693)
Purchase of fixed assets....................................           --       (593,024)
Purchase of marketable securities...........................           --     (3,794,671)
Deferred acquisition costs..................................           --        (42,744)
Purchase of minority interest in subsidiary.................                      (8,000)
                                                              -----------    -----------
Net cash used in investing activities.......................     (265,834)    (5,103,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs............................................      (70,154)        (2,000)
Payment of related party notes payable......................   (1,546,938)      (731,471)
Advances under related party notes payable..................    1,673,641         80,066
Advances under notes payable................................    1,197,215        350,000
Payment of notes payable....................................     (248,412)    (2,233,701)
Repurchase of outstanding shares............................           --         (5,721)
Proceeds from issuance of common stock......................           --      8,870,000
Offering costs..............................................      (91,215)    (1,659,707)
Proceeds from the exercise of stock options.................           --         24,940
                                                              -----------    -----------
Net cash provided by financing activities...................      914,137      4,692,406
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      538,872        (43,235)
CASH AND CASH EQUIVALENTS, at beginning of period...........       16,980        555,852
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, at end of period.................  $   555,852    $   512,617
                                                              ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $   652,199    $   265,877
                                                              ===========    ===========
Cash paid for taxes.........................................  $        --    $        --
                                                              ===========    ===========
Unrealized loss on available-for-sale securities............  $        --    $   (11,312)
                                                              ===========    ===========
Equipment acquired through debt.............................  $    23,016    $        --
                                                              ===========    ===========
Conversion of notes payable to equity.......................  $   320,000    $    35,000
                                                              ===========    ===========
Fair value of warrants granted for loans....................  $    73,440    $        --
                                                              ===========    ===========
Options issued for subscriber accounts......................  $        --    $    15,675
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations -- Multi-Link Telecommunications, Inc. (Telecommunications) was incorporated in the state of Colorado in January 1996 under the name Multi-Link Holdings, Inc. Multi-Link Holdings, Inc. was renamed Multi-Link Telecommunications, Inc. in May 1998. On February 15, 1996, Telecommunications acquired 97.5% of the issued common stock of Voice Services, Inc., a Colorado corporation. Voice Services Inc. was renamed Multi-Link Communications, Inc. (Communications) in April 1996. In May 1996, Communications purchased a Glenayre Modular Voice Processor and launched a new range of custom designed voice and fax messaging products targeted at business users in the Denver and Boulder local calling areas. Telecommunications acquired the remaining 2.5% of Communications in August 1999.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Telecommunications and its 100% (97.5% until August
1999) owned subsidiary, Communications (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

     Marketable Securities -- The Company's investments comprise FIDC guaranteed Certificates of Deposit and investment grade corporate bonds. Investments with original maturities at date of purchase beyond 3 months and less than 12 months are classified as short-term investments. Investments with original maturities beyond one year are classified as long-term investments. The investments are held in the Company's name and held at a major financial institution. All the Company's investments were classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect.

     Property and Equipment -- Property and equipment acquired on the purchase of Communications have been stated at fair value. Otherwise, property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Computer equipment..........................................  3 years
Motor vehicles..............................................  3 years
Plant and equipment.........................................  3 years
Voice messaging equipment...................................  15 years

     Intangible Assets -- Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. The Company's personnel and related support costs incurred in support of acquiring and transitioning subscriber accounts are expensed as incurred. Costs related to the sales and marketing for subscriber accounts internally generated are expensed as incurred. Through December 1997, all subscriber accounts were internally generated and, accordingly, sales and marketing costs were expensed as incurred. Beginning January 1998, the Company acquired its subscriber accounts primarily through independent, third-party sales organizations and, accordingly, these direct and incremental costs have been capitalized.

     The costs of capitalized subscriber accounts acquired are amortized on a straight-line basis over the lesser of 3 years or the estimated economic life of the subscriber account.

     Goodwill represents the excess of the purchase price over the value of net assets/liabilities acquired in business acquisitions accounted for as a purchase. Goodwill is amortized over 5 years on a straight-line basis.

     Deferred Acquisition, Deferred Financing, and Offering Costs - Costs incurred with respect to the Company's debt financing have been capitalized and are amortized over the respective lives of associated debt using the straight-line method, which approximates the interest rate method.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     External costs incurred with respect to the Company's acquisitions are initially deferred and ultimately capitalized as a cost of the acquisition if successful or expensed if the acquisition is unsuccessful.

     Offering costs have been offset against the proceeds of a private and public offering completed during fiscal 1999.

     Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Concentration of Credit Risk and Significant Vendors -- Concentration of credit risk is limited to trade accounts receivable. The nature of the Company's business is such that no single customer represents more than 2% of net accounts receivable. The Company does not require collateral or other security to support customer's receivables but conducts periodic reviews of customer payment practices to minimize collection risk on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

     The Company currently uses services provided by US West for interconnection to the public telephone network. There are other local telephone companies which could provide the Company with a similar interconnection. However, in the event that US West was to experience difficulties in providing the Company with interconnection in its present configuration, it could materially adversely affect the Company's business in the short-term. A period of time would be required to enable the Company to establish a new interconnection to the public telephone network.

     During the year ended September 30, 1998, the Company began using independent agents to obtain new subscriber accounts. One agent accounted for approximately 45% and 46% of the Company's new revenue growth during the fiscal year 1998 and 1999, respectively.

     Financial Instruments -- The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of note receivable, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective annual borrowing rate.

     Income Taxes -- The Company currently accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Deferred Revenue and Revenue Recognition -- Revenues are recognized at the time services are performed or products are delivered, net of refunds. Deferred revenues primarily represent customer prepayments which are recognized as income when earned.

     Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company's comprehensive income (loss) was equal to its net income (loss) for the year ended September 30, 1998. During 1999, the Company purchased available-for-sale securities, and the unrealized loss on these

                      MULTI-LINK TELECOMMUNICATIONS, INC.

securities has been recognized as a component of comprehensive income in the consolidated statements of stockholders' equity.

     Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 1998 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive. During the year ended September 30, 1999, included in diluted EPS are common equivalent shares outstanding totaling 196,083 determined using the treasury stock method consisting of stock options and warrants. In connection with the Company's public offering (see Note 6), the representative of the underwriters required certain of the Company's significant stockholders to place 200,000 shares of common stock in escrow pursuant to an escrow agreement. These shares will be released from escrow based on achieving certain net income and share price levels in the future or the sale of all or substantially all the assets or stock of the Company. However, the shares will be released from escrow seven years from the date of the public offering, if not previously released and, therefore, are included in the basic and diluted earnings (loss) per share calculations. The escrowed shares retain voting rights.

     Stock-Based Compensation -- In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, and is subject only to the disclosure requirements prescribed by SFAS No. 123.

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Recently Issued Accounting Pronouncements -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended September 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

2. PROPERTY AND EQUIPMENT:

     Property and equipment comprise the following as of September 30, 1999:

Computer equipment..........................................  $  111,985
Motor vehicles..............................................      55,560
Plant and equipment.........................................      45,709
Voice messaging equipment...................................   1,234,170
                                                              ----------
                                                               1,447,424
Accumulated depreciation....................................    (262,771)
                                                              ----------
                                                              $1,184,653
                                                              ==========

3. INTANGIBLE ASSETS:

     Intangible assets comprise the following as of September 30, 1999:

Goodwill....................................................  $  332,570
Subscriber accounts.........................................     930,527
                                                              ----------
                                                               1,263,097
Amortization................................................    (547,215)
                                                              ----------
                                                              $  715,882
                                                              ==========

4. NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt consist of the following as of September 30, 1999:

     Related Parties:

Notes payable to a stockholder/director of the Company, with
10% interest, payable on demand. This note is unsecured.....  $17,569
                                                              =======

     Total interest expense to related parties for the years ended September 30, 1998 and 1999 was $23,381 and $376,344, respectively.

     Other:

Communications has entered into various loan agreements to
purchase motor vehicles, computer and voice messaging
equipment. The loans require varying monthly payments and
mature through June 2003. Interest is charged at rates
between 12.5% and 13.9%. The loans are collateralized by the underlying assets and are personally guaranteed by certain
officers/directors/stockholders of the Company..............  $ 491,435
Line-of-credit to a commercial lender (the Westburg Loan)
for $2,150,000. Interest charged at 3% above prime (11.25%
as of September 30, 1999) with monthly payments of interest
only through October 2001 after which date monthly principal and interest payments are to be made on the basis of a
10-year amortization with all unpaid principal and accrued
interest due October 2003. This note is collateralized by
all the assets of the Company. Under the terms of the
Westburg Loan, the Company is required to maintain certain
financial ratios and has certain other restrictions
including limits on total indebtedness, payment of
dividends, and capital expenditures As of September 30,
1999, the Company was in compliance with these covenants....     10,000
                                                              ---------
                                                                501,435
Less current portion........................................   (160,424)
                                                              ---------
                                                              $ 341,011
                                                              =========

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     Principal payments on the above obligations at September 30, 1999 are due as follows:

                                                            RELATED
                                                            PARTIES    OTHER
                                                            -------   --------
2000......................................................  $17,569   $160,424
2001......................................................       --    176,193
2002......................................................       --    125,198
2003......................................................       --     29,620
2004......................................................       --     10,000
Thereafter................................................       --         --
                                                            -------   --------
                                                            $17,569   $501,435
                                                            =======   ========

5. COMMITMENTS:

     The Company leases certain equipment under lease agreements classified as operating leases. Minimum future equipment and office rental payments are as follows:

2000........................................................  $ 67,785
2001........................................................   106,190
2002........................................................   103,255
2003........................................................   106,285
2004........................................................   107,547
Thereafter..................................................   161,321
                                                              --------
                                                              $652,383
                                                              ========

     Rent expense for the period for the years ended September 30, 1999 and 1998 was $33,839 and $20,712, respectively.

6. STOCKHOLDERS' EQUITY:

     Preferred Stock -- The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

     Common Stock -- During 1997, the Company declared a 200 for 1 stock split. The Company also declared a 3 for 5 reverse stock split effective in February 1999. Accordingly, all amounts for common stock reflected in the financial statements and accompanying notes reflect the effect of these splits.

     In November 1998, the Company completed a private placement of 150,000 shares and 75,000 warrants for gross proceeds of $590,000 cash and $35,000 debt conversion. Net proceeds of the private placement and debt conversion were $385,901.

     In May 1999, the Company completed an initial public offering of 1,380,000 shares and 1,380,000 warrants for gross proceeds of $8,280,000. Net proceeds of the initial public offering were $6,859,392.

     Warrants -- During fiscal 1998, the Company issued warrants for the purchase of 36,000 shares of common stock to an entity in consideration for converting part of its debt with the Company into 72,000 shares of common stock. These warrants expire May 2000 and as of December 31, 1998, were exercisable at $8.33 per share. Effective February 1999, these warrants were repriced at $4.17 per share.

     During the year ended September 30, 1998, the Company issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan (see Note 4). The expiration date of the warrant will be earlier of (i) the date all amounts are repaid under the Westburg loan,

                      MULTI-LINK TELECOMMUNICATIONS, INC.

(ii) the date of the sale of the Company or substantially all of its assets, or
(iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for common stock of the Company at a price greater than $8.17 per share. The warrant is exercisable at $4.17 per share.

     In connection with the private placement and debt conversion in November 1998, the Company issued warrants to purchase 75,000 shares of common stock. These warrants are currently exercisable at $4.17 per share. The warrants expire in May 2000 and are redeemable under certain circumstances by the Company.

     In November 1998, the placement agent of the private placement and its nominees were issued warrants to purchase 15,000 and 7,500 shares of common stock at $5.00 and $4.17 per share, respectively. The warrants are exercisable under the same terms as the warrants issued in the private placement. The placement agent options are exercisable after November 1999 and expire in November 2003. In May 1999, two of the placement agent's nominees agreed to cancel warrants to purchase a total of 11,340 shares of common stock.

     In connection with the initial public offering in May 1999, the Company issued 1,380,000 warrants. Two warrants are exercisable to purchase one share of common stock for an exercise price of $9.00 per share during the three years ended May 14, 2002, subject to the Company's redemption rights.

     In May 1999, the underwriter to the initial public offering was issued warrants to subscribe for 120,000 units at $7.68 per unit. Each unit comprises one common share and one warrant. Two of the warrants within the units are exercisable to purchase one share of common stock for an exercise price of $11.52. The warrants within the units are not in issue at present. Warrants within the units only become issued when the warrants over the units are exercised.

     Stock Options -- In 1997, the Company adopted a stock option plan (the "Plan") that authorizes the issuance of up to 300,000 shares of common stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or "nonqualified stock options."

     Incentive and nonqualified stock options shall be granted at fair market value, to be determined by the Board of Directors, at the date of grant (except for holders of more than 10% of common stock, in which case the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options shall not exceed ten years and the vesting date is determined by the Board of Directors. As of September 30, 1999, the Company had granted options under the Plan to purchase 277,830 shares, of which 50,760 options have been exercised and 16,440 have been forfeited or canceled.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     The following is a table of activity under the Plan:

                                                            1998                   1999
                                                    --------------------   --------------------
                                                                WEIGHTED               WEIGHTED
                                                                AVERAGE                AVERAGE
                                                     NUMBER     EXERCISE    NUMBER     EXERCISE
                                                    OF SHARES    PRICE     OF SHARES    PRICE
                                                    ---------   --------   ---------   --------
Outstanding, beginning of year....................   101,355     $ .105     154,665     $1.384
Granted:
  Employees and others............................    25,200      2.450      30,335       6.00
  Employees and others............................    35,490      4.167      83,200       6.50
  Employees.......................................        --         --          --         --
  Employees.......................................        --         --          --         --
  Employees.......................................        --         --          --         --
Exercised.........................................        --         --     (50,760)      .492
Forfeited/Canceled................................    (7,380)      .943      (6,810)     3.703
                                                     -------     ------     -------     ------
Outstanding, end of year..........................   154,665     $1.384     210,630     $4.207
                                                     =======     ======     =======     ======

     For all options granted during fiscal 1998 and 1999, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. Because the shares were not registered and publicly traded during 1998 and part of 1999, for the purpose of pricing the grants, the fair market value of the Company's common stock was determined by the Company's management and the Board of Directors. In May 1999, the Company's shares were registered and became publicly traded. The market prices of the companies shares underlying the options granted subsequent to that time ranged from $6.50 to $7.25.

     The weighted average contractual life for all options as of September 30, 1999 was approximately 8 years, with the exercise prices ranging from $.017 to $6.50. At September 30, 1999, options for 17,670 shares were exercisable and options for the remaining shares become exercisable pro rata through fiscal 2002. If not previously exercised, options outstanding at September 30, 1999, will expire as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                              NUMBER     EXERCISE
                        FISCAL YEAR                          OF SHARES    PRICE
                        -----------                          ---------   --------
2004.......................................................    20,000     $6.000
2007.......................................................    49,425       .040
2008.......................................................    47,670      3.384
2009.......................................................    93,535      6.445
                                                              -------     ------
                                                              210,630      4.207
                                                              =======     ======

     Pro Forma Stock-Based Compensation Disclosures -- The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the

                      MULTI-LINK TELECOMMUNICATIONS, INC.

Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amount indicated below.

                                                                   YEARS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1999
                                                              ---------    --------
Net income (loss) applicable to common shareholders:
As reported.................................................  $(167,617)   $391,259
Pro forma...................................................   (184,033)    318,000
Net income (loss) per common share As reported..............  $    (.11)   $    .18
Pro forma...................................................       (.12)        .15

     For purposes of this disclosure, the weighted average fair value of the options granted was $1.12 and $1.64 in fiscal 1998 and 1999, respectively. The fair value of each employee option granted in fiscal year 1998 and 1999, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998      1999
                                                              ----      ----
Expected volatility.........................................    0%      34.8%
Risk-Free interest rate.....................................  5.6%       5.0%
Expected dividends..........................................   --         --
Expected terms (in years)...................................    4          2

7. INCOME TAXES:

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                              1998       1999
                                                              -----      -----
Statutory rate..............................................  (34.0)%     34.0%
State income taxes, net of Federal income tax benefit.......   (3.3)%      3.3%
Increase (reduction) in valuation allowance related to net
  operating loss carryforwards and change in temporary
  differences...............................................   37.3%     (37.3)%
                                                              -----      -----
                                                                -0-%       -0-%
                                                              =====      =====

     The components of the net deferred tax asset recognized as of September 30 are as follows:

                                                                1998         1999
                                                              ---------    ---------
Long-term deferred tax assets (liabilities):
Net operating loss carryforwards............................  $ 756,000    $ 862,000
Goodwill....................................................     96,000      115,000
Capitalized subscriber accounts.............................    (86,000)    (261,000)
Other.......................................................    (45,000)     (36,000)
Valuation allowance.........................................   (721,000)    (680,000)
                                                              ---------    ---------
Net long-term deferred tax asset............................  $      --    $      --
                                                              =========    =========

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     The Company currently has a net operating loss carryforward for Federal tax purposes of approximately $2,310,000, which, unless utilized, expires from 2011 through 2018. Certain of the loss carryforwards will be subject to restrictions after completion of the public offering (see Note 6).

8. SUBSEQUENT EVENTS:

     On November 17, 1999, the Company, through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.2 million. The purchase price was $1.1 million cash and the assumption of $2.1 million in liabilities. $1.0 million in restricted common stock was issued with a two-year vesting schedule with respect to a non-compete and consulting agreement. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago, and Detroit.

     On November 23, 1999, the Company, through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the customer base of Chicago based, Cashtel, Inc. (Cashtel). The purchase price is expected to be approximately $290,000 depending on the final number of customers transferred. Cashtel will be paid $20, in cash plus $2 in Telecommunications restricted common stock for each active customer transferred. In addition, Cashtel will be paid $70,000 to meet the costs of providing the messaging services to the customer base through January 31, 2000 when the transfer of customers onto the Company's systems is expected to be completed.

     On December 17, 1999, the Company entered into a $700,000, 48-month equipment leasing facility at an interest rate of 9.25%. These funds are to be used to refinance existing equipment leases at higher rates of interest and to purchase new equipment.

     On December 22, 1999, the Company, through its newly formed subsidiary, entered into an agreement to acquire the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The purchase is expected to be completed in January 2000. The purchase price will be $3.12 million, $1.1 million in cash and $2.02 million in restricted common stock. The sellers have agreed to hold the common stock for up to two years from the closing date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-LINK TELECOMMUNICATIONS, INC.

Date: December 27, 1999                   By: /s/ NIGEL V. ALEXANDER
                                            ------------------------------------
                                            Nigel V. Alexander
                                            Chief Executive Officer,
                                            Treasurer and Secretary

     In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
/s/ NIGEL V. ALEXANDER                                 Chief Executive Officer       December 27, 1999
-----------------------------------------------------  Treasurer and Secretary
Nigel V. Alexander                                     (Principal Executive
                                                       Officer)

/s/ SHAWN B. STICKLE                                   President, Chief Operating    December 27, 1999
-----------------------------------------------------  Officer and Director
Shawn B. Stickle

/s/ DAVID J. CUTLER                                    Chief Financial Officer       December 27, 1999
-----------------------------------------------------  (Principal Financial and
David J. Cutler                                        Accounting Officer)

/s/ KEITH R. HOLDER                                    Director                      December 27, 1999
-----------------------------------------------------
Keith R. Holder

/s/ R. BRAD STILLAHN                                   Director                      December 27, 1999
-----------------------------------------------------
R. Brad Stillahn

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     1.1    --   Form of Underwriting Agreement.(1)
      1.2   --   Form of Selected Dealers Agreement.(1)
     3.1    --   Restated Articles of Incorporation filed on May 18, 1998.(1)
     3.2    --   Amendments to Restated Articles of Incorporation filed on
                 February 2, 1999.(1)
     3.3    --   Bylaws as amended through January 1, 1999.(1)
     4.1    --   Borrowing Agreement dated September 25, 1998, between
                 Westburg Media Capital LP, the Registrant, Multi-Link
                 Telecommunications, Inc., Nigel V. Alexander, Shawn B.
                 Stickle and The Blackhawk Trust.(1)
     4.2    --   Form of Commercial Installment Contract between the
                 Registrant and Associates Commercial Corporation.(1)
     4.3    --   Form of Security Agreement between the Registrant and
                 Associates Commercial Corporation.(1)
     4.4    --   Form of Warrant Agreement between the Registrant and
                 American Securities Transfer & Trust, Inc.(1)
     4.5    --   Form of Escrow Agreement.(1)
     4.6    --   Forms of Lock-Up Agreements.(1)
     4.7    --   Form of Representative's Option for the Purchase of
                 Units.(1)
     4.8    --   Form of Warrant Exercise Fee Agreement between Schneider
                 Securities, Inc., American Securities Transfer & Trust, Inc.
                 and the Registrant.(1)
     4.9    --   Amendment to Borrowing Agreement dated April 15, 1999
                 between Westburg Media Capital L.P., the Registrant and
                 Multi-Link Communications, Inc.(1)
     4.10   --   Registration Rights Agreement dated April 15, 1999 between
                 Westburg Media Capital L.P. and the Registrant.(1)
     9.1    --   Form of Representative's Option for the Purchase of
                 Units.(2)
    10.1    --   Stock Option Plan.(1)
    10.2    --   First Amendment to Stock Option Plan.(1)
    10.3    --   Agreement dated January 1, 1999, between the Registrant and
                 Telecom Sales Associates, Inc. as amended on February 3,
                 1999.(1)
    10.5    --   US West Communications Digital Switched Service Rate
                 Stability Plan Agreements.(1)
    10.6    --   Consulting Agreement between the Registrant and Octagon
                 Strategies, Inc.(1)
    10.7    --   Employment Agreement between the Registrant and Shawn B.
                 Stickle.(1)
    10.8    --   Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)
    10.9    --   Promissory Note dated September 30, 1998 from Registrant to
                 Octagon Strategies, Inc.(1)
    10.10   --   Promissory Note dated September 30, 1998 from Registrant to
                 Shawn B. Stickle.(1)
    10.11   --   Promissory Note dated April 14, 1999 from Registrant to
                 Westburg Media Capital, L.P.(1)
    10.12   --   Agreement for Sale and Purchase of Assets and Exhibits A and
                 B dated September 17, 1999 by and among Hellyer
                 Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                 Telecommunications, Inc., and HC Acquisition Corp.(3)
    10.13   --   Consulting Agreement dated September 17, 1999 by and among
                 Hellyer Communications, Inc. and HC Acquisition Corp.(3)

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
    10.14   --   Amended and Restated Asset Purchase Agreement dated November
                 17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                 Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                 Hellyer Communications Services, Inc. (without exhibits).(4)
    10.15   --   Loan Agreement dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.16   --   Promissory Note dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.17   --   Pledge and Security Agreement by and between Multi-Link
                 Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
    10.18   --   Purchase Agreement dated November 22, 1999 by and between
                 B.F.G of Illinois, Inc., Multi-Link Telecommunications, Inc.
                 and Hellyer Communications Services, Inc.
    10.19   --   Asset Purchase Agreement dated December 22, 1999 by and
                 among One Touch Communications, Inc., David G. Webster, Eric
                 C. Beguelin, Multi-Link Telecommunications, Inc. and One
                 Touch Communications, Inc.
    16      --   Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                 Associates, PC resigned as Registrant's principal
                 independent accountants.(1)
    21      --   Subsidiaries of the Registrant.
    23.1    --   Consent of HEIN + ASSOCIATES LLP.
    27      --   Financial Data Schedule.

---------------
(1) Incorporated by reference to the exhibits contained in the Registrant's Registration Statement on Form SB-2 (No. 333-72889).

(2) Incorporated by reference to the exhibits contained in the Registrant's Quarterly Report on Form 10-QSB filed on June 25, 1999.

(3) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on September 24, 1999.

(4) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on December 3, 1999.