Form 10KSB40/A
period 1999-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-01-11
CIK 1072313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-KSB/A


                                AMENDMENT NO. 1


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


     Recent Sales of Unregistered Securities. In November 1998, we completed a private placement of 75,000 units consisting of an aggregate of 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock. The warrants currently have an exercise price of $4.17 per share and expire in May 2001 unless earlier exercised or redeemed. The private placement was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act. The purchasers of the units consisted of ten "accredited investors" (as the term is defined in Rule 501 under the Securities Act) and two financially sophisticated non-accredited investors. We received gross proceeds of $625,000 from the sale of the units. Spencer Edwards, Inc. acted as placement agent for the private placement for which it received a 10% commission, a 3% non-accountable expense allowance and warrants to purchase 22,500 shares of our common stock. 11,340 of these warrants were subsequently cancelled. Of the 11,160 warrants currently outstanding, 7,440 have an exercise price of $5.00 per share and 3,720 have an exercise price of $4.17 per share.



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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     1.1    --   Form of Underwriting Agreement.(1)
      1.2   --   Form of Selected Dealers Agreement.(1)
     3.1    --   Restated Articles of Incorporation filed on May 18, 1998.(1)
     3.2    --   Amendments to Restated Articles of Incorporation filed on
                 February 2, 1999.(1)
     3.3    --   Bylaws as amended through January 1, 1999.(1)
     4.1    --   Borrowing Agreement dated September 25, 1998, between
                 Westburg Media Capital LP, the Registrant, Multi-Link
                 Telecommunications, Inc., Nigel V. Alexander, Shawn B.
                 Stickle and The Blackhawk Trust.(1)
     4.2    --   Form of Commercial Installment Contract between the
                 Registrant and Associates Commercial Corporation.(1)
     4.3    --   Form of Security Agreement between the Registrant and
                 Associates Commercial Corporation.(1)
     4.4    --   Form of Warrant Agreement between the Registrant and
                 American Securities Transfer & Trust, Inc.(1)
     4.5    --   Form of Escrow Agreement.(1)
     4.6    --   Forms of Lock-Up Agreements.(1)
     4.7    --   Form of Representative's Option for the Purchase of
                 Units.(1)
     4.8    --   Form of Warrant Exercise Fee Agreement between Schneider
                 Securities, Inc., American Securities Transfer & Trust, Inc.
                 and the Registrant.(1)
     4.9    --   Amendment to Borrowing Agreement dated April 15, 1999
                 between Westburg Media Capital L.P., the Registrant and
                 Multi-Link Communications, Inc.(1)
     4.10   --   Registration Rights Agreement dated April 15, 1999 between
                 Westburg Media Capital L.P. and the Registrant.(1)
     9.1    --   Form of Representative's Option for the Purchase of
                 Units.(2)
    10.1    --   Stock Option Plan.(1)
    10.2    --   First Amendment to Stock Option Plan.(1)
    10.3    --   Agreement dated January 1, 1999, between the Registrant and
                 Telecom Sales Associates, Inc. as amended on February 3,
                 1999.(1)
    10.5    --   US West Communications Digital Switched Service Rate
                 Stability Plan Agreements.(1)
    10.6    --   Consulting Agreement between the Registrant and Octagon
                 Strategies, Inc.(1)
    10.7    --   Employment Agreement between the Registrant and Shawn B.
                 Stickle.(1)

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     10.8   --   Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)
    10.9    --   Promissory Note dated September 30, 1998 from Registrant to
                 Octagon Strategies, Inc.(1)
    10.10   --   Promissory Note dated September 30, 1998 from Registrant to
                 Shawn B. Stickle.(1)
    10.11   --   Promissory Note dated April 14, 1999 from Registrant to
                 Westburg Media Capital, L.P.(1)
    10.12   --   Agreement for Sale and Purchase of Assets and Exhibits A and
                 B dated September 17, 1999 by and among Hellyer
                 Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                 Telecommunications, Inc., and HC Acquisition Corp.(3)
    10.13   --   Consulting Agreement dated September 17, 1999 by and among
                 Hellyer Communications, Inc. and HC Acquisition Corp.(3)
    10.14   --   Amended and Restated Asset Purchase Agreement dated November
                 17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                 Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                 Hellyer Communications Services, Inc. (without exhibits).(4)
    10.15   --   Loan Agreement dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.16   --   Promissory Note dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.17   --   Pledge and Security Agreement by and between Multi-Link
                 Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
    10.18   --   Purchase Agreement dated November 22, 1999 by and between
                 B.F.G of Illinois, Inc., Multi-Link Telecommunications, Inc.
                 and Hellyer Communications Services, Inc.(5)
    10.19   --   Asset Purchase Agreement dated December 22, 1999 by and
                 among One Touch Communications, Inc., David G. Webster, Eric
                 C. Beguelin, Multi-Link Telecommunications, Inc. and One
                 Touch Communications, Inc.(5)
    16      --   Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                 Associates, PC resigned as Registrant's principal
                 independent accountants.(1)
    21      --   Subsidiaries of the Registrant.(5)
    23.1    --   Consent of HEIN + ASSOCIATES LLP.(6)
    27      --   Financial Data Schedule.(6)


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


(5) Filed with original Form 10-KSB on December 28, 1999.



(6) Filed herewith.


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


     In connection with the private placement and debt conversion in November 1998, the Company issued warrants to purchase 75,000 shares of common stock. These warrants are currently exercisable at $4.17 per share. The warrants expire in May 2001 and are redeemable under certain circumstances by the Company.


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

                                          MULTI-LINK TELECOMMUNICATIONS, INC.

Date: January 10, 2000                    By: /s/ NIGEL V. ALEXANDER
                                            ------------------------------------
                                            Nigel V. Alexander
                                            Chief Executive Officer,
                                            Treasurer and Secretary

     In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
/s/ NIGEL V. ALEXANDER                                 Chief Executive Officer         January 10, 2000
-----------------------------------------------------  Treasurer and Secretary
Nigel V. Alexander                                     (Principal Executive Officer)

/s/ SHAWN B. STICKLE                                   President, Chief Operating      January 10, 2000
-----------------------------------------------------  Officer and Director
Shawn B. Stickle

/s/ DAVID J. CUTLER                                    Chief Financial Officer         January 10, 2000
-----------------------------------------------------  (Principal Financial and
David J. Cutler                                        Accounting Officer)

/s/ KEITH R. HOLDER                                    Director                        January 10, 2000
-----------------------------------------------------
Keith R. Holder

/s/ R. BRAD STILLAHN                                   Director                        January 10, 2000
-----------------------------------------------------
R. Brad Stillahn

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     1.1    --   Form of Underwriting Agreement.(1)
     1.2    --   Form of Selected Dealers Agreement.(1)
     3.1    --   Restated Articles of Incorporation filed on May 18, 1998.(1)
     3.2    --   Amendments to Restated Articles of Incorporation filed on
                 February 2, 1999.(1)
     3.3    --   Bylaws as amended through January 1, 1999.(1)
     4.1    --   Borrowing Agreement dated September 25, 1998, between
                 Westburg Media Capital LP, the Registrant, Multi-Link
                 Telecommunications, Inc., Nigel V. Alexander, Shawn B.
                 Stickle and The Blackhawk Trust.(1)
     4.2    --   Form of Commercial Installment Contract between the
                 Registrant and Associates Commercial Corporation.(1)
     4.3    --   Form of Security Agreement between the Registrant and
                 Associates Commercial Corporation.(1)
     4.4    --   Form of Warrant Agreement between the Registrant and
                 American Securities Transfer & Trust, Inc.(1)
     4.5    --   Form of Escrow Agreement.(1)
     4.6    --   Forms of Lock-Up Agreements.(1)
     4.7    --   Form of Representative's Option for the Purchase of
                 Units.(1)
     4.8    --   Form of Warrant Exercise Fee Agreement between Schneider
                 Securities, Inc., American Securities Transfer & Trust, Inc.
                 and the Registrant.(1)
     4.9    --   Amendment to Borrowing Agreement dated April 15, 1999
                 between Westburg Media Capital L.P., the Registrant and
                 Multi-Link Communications, Inc.(1)
     4.10   --   Registration Rights Agreement dated April 15, 1999 between
                 Westburg Media Capital L.P. and the Registrant.(1)
     9.1    --   Form of Representative's Option for the Purchase of
                 Units.(2)
    10.1    --   Stock Option Plan.(1)
    10.2    --   First Amendment to Stock Option Plan.(1)
    10.3    --   Agreement dated January 1, 1999, between the Registrant and
                 Telecom Sales Associates, Inc. as amended on February 3,
                 1999.(1)
    10.5    --   US West Communications Digital Switched Service Rate
                 Stability Plan Agreements.(1)
    10.6    --   Consulting Agreement between the Registrant and Octagon
                 Strategies, Inc.(1)
    10.7    --   Employment Agreement between the Registrant and Shawn B.
                 Stickle.(1)
    10.8    --   Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)
    10.9    --   Promissory Note dated September 30, 1998 from Registrant to
                 Octagon Strategies, Inc.(1)
    10.10   --   Promissory Note dated September 30, 1998 from Registrant to
                 Shawn B. Stickle.(1)
    10.11   --   Promissory Note dated April 14, 1999 from Registrant to
                 Westburg Media Capital, L.P.(1)
    10.12   --   Agreement for Sale and Purchase of Assets and Exhibits A and
                 B dated September 17, 1999 by and among Hellyer
                 Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                 Telecommunications, Inc., and HC Acquisition Corp.(3)
    10.13   --   Consulting Agreement dated September 17, 1999 by and among
                 Hellyer Communications, Inc. and HC Acquisition Corp.(3)

    EXHIBIT
    NUMBER                     DESCRIPTION AND METHOD OF FILING
    -------                    --------------------------------
     10.14  --   Amended and Restated Asset Purchase Agreement dated November
                 17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                 Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                 Hellyer Communications Services, Inc. (without exhibits).(4)
    10.15   --   Loan Agreement dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.16   --   Promissory Note dated November 17, 1999 by and between
                 Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                 Sr.(4)
    10.17   --   Pledge and Security Agreement by and between Multi-Link
                 Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
    10.18   --   Purchase Agreement dated November 22, 1999 by and between
                 B.F.G of Illinois, Inc., Multi-Link Telecommunications, Inc.
                 and Hellyer Communications Services, Inc.(5)
    10.19   --   Asset Purchase Agreement dated December 22, 1999 by and
                 among One Touch Communications, Inc., David G. Webster, Eric
                 C. Beguelin, Multi-Link Telecommunications, Inc. and One
                 Touch Communications, Inc.(5)
    16      --   Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                 Associates, PC resigned as Registrant's principal
                 independent accountants.(1)
    21      --   Subsidiaries of the Registrant.(5)
    23.1    --   Consent of HEIN + ASSOCIATES LLP.(6)
    27      --   Financial Data Schedule.(6)


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


(5) Filed with original Form 10-KSB on December 28, 1999.



(6) Filed herewith.