Form 10QSB
period 1999-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-02-14
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

         Class                                    Outstanding February 14, 2000
--------------------------                        ---------------------------
Common Stock, No par value                              3,519,020 shares

         Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

              MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  PAGE

Consolidated Balance Sheets,
 December 31, 1999 and September 30, 1999                                    3

Consolidated Statements of Operations - Three Months Ended                   4
December 31, 1999 and 1998

Consolidated Statement of Cash Flows - Three months Ended                    5
December 31, 1999 and 1998

Notes to Consolidated Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  12
Item 2.  Changes in Securities and Use of Proceeds                           12
Item 3.  Defaults upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 12
Item 5.  Other Information                                                   12
Item 6.  Exhibits and Reports on Form 8-K.                                   13

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                      December 31,        September 30,
                                                                                         1999                 1999
                                                                                      ------------        -------------
ASSETS

Current Assets
             Cash & Cash Equivalents ..........................................      $   925,804       $   512,617
             Marketable Securities, current ...................................        2,112,366         3,397,002
             Accounts Receivable, net of allowance
             for doubtful accounts of $98,621 and $33,215, respectively .......          847,754           265,419
             Note Receivable ..................................................          304,537                 0
             Inventory ........................................................           23,109                 0
             Prepaid expenses .................................................          147,445            51,234
                                                                                     -----------       -----------
                                        Total Current Assets ..................        4,361,015         4,226,272

Marketable Securities .........................................................                0           386,357

Property & Equipment Net ......................................................        2,774,401         1,184,653


Other Assets
             Deferred Financing Costs .........................................           47,609           159,430

             Intangible Assets, net of amortization of
             $676,198 and $547,215, respectively ..............................        4,305,037           715,882
                                                                                     -----------       -----------
TOTAL ASSETS ..................................................................      $11,488,062       $ 6,672,594
                                                                                     ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable .................................................      $   845,902       $   117,373
             Accrued Expenses .................................................          519,903            50,647
             Deferred Revenue .................................................          358,478           164,091
             Notes Payable - Related Parties, Current Portion .................           15,301            17,569
             Notes Payable and Current Portion of Long -Term Debt .............          383,162           160,424
                                                                                     -----------       -----------
                                        Total Current Liabilities .............        2,122,746           510,104

Long-Term Debt, Net of Current Portion ........................................        2,342,311           341,011

STOCKHOLDERS' EQUITY
             Preferred Stock, $.01 par value: 5,000,000 shares
             authorized: none issued ..........................................                0                 0
             Common Stock no par value; 20,000,000 shares
             authorized, 3,272,302 and  3,122,302 shares
             issued and outstanding, respectively .............................        8,688,402         7,722,778

             Loss on Investments available for sale ...........................           (7,001)          (11,312)

             Accumulated Deficit ..............................................       (1,658,396)       (1,889,987)
                                                                                     -----------       -----------
                                        Total Stockholders' Equity ............        7,023,005         5,821,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................      $11,488,062       $ 6,672,594
                                                                                     ===========       ===========

See accompanying Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED OPERATING STATEMENT



                                                                                  Three Months Ended
                                                                      -------------------------------------------
                                                                      December 31,                   December 31,
                                                                         1999                             1998
                                                                      ------------                  -------------
NET REVENUES ....................................................     $ 1,504,001                     512,714

COST OF SERVICES AND PRODUCTS ...................................         353,685                      95,994
                                                                      -----------                 -----------

GROSS MARGIN ....................................................       1,150,316                     416,720

EXPENSES

      Sales & Advertising Expenses ..............................          99,824                      10,017
      General & Administrative Expenses .........................         629,726                     169,954
      Depreciation ..............................................          47,918                      21,694
      Amortization ..............................................         128,983                      27,395
                                                                      -----------                 -----------
                     Total Expenses .............................         906,451                     229,060

INCOME FROM OPERATIONS ..........................................         243,865                     187,660

INTEREST INCOME (EXPENSE) NET ...................................          (2,257)                   (103,134)
                                                                      -----------                 -----------
NET INCOME BEFORE TAXATION ......................................         241,608                      84,526

PROVISION FOR INCOME TAXES ......................................         (10,017)                          0
                                                                      -----------                 -----------
NET INCOME ......................................................     $   231,591                 $    84,526
                                                                      ===========                 ===========

NET INCOME PER COMMON SHARE
        Basic ...................................................     $      0.07                 $      0.05
        Diluted .................................................     $      0.07                 $      0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

         Basic ..................................................       3,195,672                   1,632,325
         Diluted ................................................       3,431,446                   1,750,020






See accompanying Notes to Consolidated Financial Statement


CONDENSED CONSOLIDATED CASH FLOW

                                                                                        Three Months Ended
                                                                                 ----------------------------------
                                                                                 December 31,          December 31,
                                                                                    1999                  1998
                                                                                -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS) .........................................................       $   231,591        $   84,526

ADJUSTMENTS to  reconcile  net  profit  to net
cash  generated  from  (used in) operating activities .....................
      Depreciation and Amortization .......................................           176,901             49,089
      Amortization of Debt Discount and Issuance Costs ....................             7,293              7,175
      Bad Debt Expense ....................................................            92,749             25,514

CHANGES IN OPERATING
ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable ..........................          (583,781)          (103,093)
      (Increase)/Decrease in Inventory ....................................              (720)                 0
      (Increase)/Decrease in Prepayments ..................................           (96,211)           (16,179)
      Increase/(Decrease) in Accounts Payable .............................          (161,518)          (120,309)
      Increase/(Decrease) in Accrued Expenses .............................            74,290           (104,531)
      Increase/(Decrease) in Deferred Revenue .............................           (20,600)           (12,555)
                                                                                  -----------        -----------
NET CASH (Used in)/Provided by Operating Activities .......................          (280,006)          (190,363)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Subscriber Accounts .....................................          (389,642)           (72,731)
      Purchase of Fixed Assets ............................................          (279,635)           (26,572)
      Advance on Note Receivable ..........................................          (304,537)          (204,543)
      Sale of Marketable Securities .......................................         1,712,238                  0
      Deferred Acquisition Costs ..........................................          (104,528)                 0
      Purchase of Hellyer Communications' Business and  Assets ............        (1,057,000)                 0
                                                                                  -----------        -----------
                                                                                     (423,104)          (303,846)

CASH FLOW FROM FINANCING ACTIVITIES
      Payment of Related Party Notes Payable ..............................            (2,268)          (448,594)
      Advances Under Related Party Notes Payable ..........................                 0             79,283
      Advances under Notes Payable ........................................         1,700,000            150,000
      Payments of Notes Payable ...........................................          (581,435)           (45,570)
      Repurchase of Outstanding Shares ....................................                 0             (5,721)
      Proceeds from Issuance of Common Stock ..............................                 0            590,000
      Offering Costs ......................................................                 0           (192,557)
                                                                                  -----------        -----------
                                                                                    1,116,297            126,841

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ............................           413,187           (367,368)

Cash and Cash Equivalents at the beginning of the period ..................           512,617            555,852
                                                                                  -----------        -----------
Cash and Cash Equivalents atthe end of the period .........................      $    925,804       $    188,574
                                                                                  ===========        ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest ....................................................       $    37,471        $   125,041
                                                                                  -----------        -----------
Conversion of Note Payable to Equity ......................................       $         0        $    35,000
                                                                                  -----------        -----------
Consultancy and non-compete agreements acquired for equity ................       $   956,624        $         0
                                                                                  -----------        -----------
Fixed assets purchased through debt .......................................       $ 1,105,472        $         0
                                                                                  -----------        -----------
Net liabilities assumed in business combination
accounted for as a purchase ...............................................       $ 1,161,091        $         0
                                                                                  -----------        -----------




See accompanying Notes to  Consolidated Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1    Basis of Presentation

     The   accompanying    unaudited   financial    statements   of   Multi-Link
Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The September 30, 1999 balance sheet was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-K which includes audited financial statements for the years ended September 30, 1998 and 1999.

Note 2    Basis of Consolidation

     On November 17, 1999 Multi-Link Telecommunications, Inc, through its newly formed subsidiary, Hellyer Communications Services, Inc, acquired the business and substantially all the assets of Hellyer Communications, Inc for a combination of cash, assumption of certain liabilities and common stock valued at $4.2 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and Detroit. The purchase price was $1.1 million cash and the assumption of approximately $2.1 million in liabilities. $1.0 million in restricted common stock was issued with a two-year vesting schedule with respect to non-compete and consulting agreements. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc effective November 17,1999.

     On November 29, 1999 Multi-Link Telecommunications, Inc, through its newly formed subsidiary, Hellyer Communications Services, Inc, completed the acquisition of approximately 10,000 residential voice-messaging subscribers from Cashtel, Inc. in Chicago. The purchase price is expected to be approximately $290,000 depending on the final number of customers transferred. Cashtel will be paid $20 in cash plus $2 in restricted common stock for each active customer transferred. In addition, Cashtel will be paid $70,000 to meet the costs of providing the messaging services to the customer base through January 31, 2000 when the transfer of customers onto the Company's systems is expected to be completed. The revenues and expenses of these subscribers have been consolidated with those of Multi-Link Telecommunications, Inc effective November 29, 1999.

Note 3    Notes Payable.

     During the fiscal quarter ended December 31, 1999 Multi - Link Telecommunications, Inc. drew down $1,000,000 under its five year term loan with Westburg Media Capital to provide additional finance for its acquisitions. Multi
- Link Telecommunications, Inc also entered into a $700,000, 48- month equipment financing facility at an interest rate of 9.25%. These funds were used to refinance existing equipment leases at higher rates of interest and to purchase new equipment.

Note 4    Subsequent Events

     On January 6, 2000, Multi-Link Telecommunications, Inc, through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The purchase price was $3.12 million, $1.1 million in cash and $2.02 in restricted common stock. The sellers have agreed to hold the common stock for up to two years from the date of closing.

     In January, 2000, Multi-Link Telecommunications, Inc entered into a further $250,000, 48- month equipment financing facility at an interest rate of 9.5% to refinance the purchase of new equipment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our short operating history, our lack of consistent historical profitability, intensity of competition, customer attrition, disruption of local telephone networks, technological obsolescence, cost of technology, the availability of third party billing solutions, the availability of financing, and our ability to manage our growth, the availability and success of future acquisitions, the effects of regional economic and market conditions and increases in marketing and sales costs.

OVERVIEW

     We provide advanced integrated voice and fax messaging services for small and medium sized businesses and residences. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships of the subscriber company. In the first quarter of fiscal 2000, we have expanded the range of products we offer to include long distance service, telephone systems, pagers and mobile telephones.

     Our revenues are primarily derived from receiving fixed monthly service fees for voice mail, installation and set-up charges and sales of ancillary telecommunications services such as paging. We recognize revenues as we deliver services. Annual prepayments by subscribers are recognized over the period covered by the prepayment on a straight-line basis.

     Our primary costs of delivering our voice messaging services to our subscribers are our voice messaging platforms, maintenance costs and the interconnection costs to the public switched telephone network. Most of our general and administrative expenses are incurred in the processing and servicing of new subscriber accounts.

     We currently sell a small portion of our services through independent sales agents and the majority through our in-house sales force. However, for the past two years, the majority of our sales were made through independent sales agents. All salaries and commissions associated with our in-house sales force are expensed as incurred. All commissions paid to independent sales agents for procuring subscribers are capitalized and amortized. We amortize these subscriber account acquisition costs over the estimated economic life of subscriber accounts or 36 months, whichever is less. During fiscal 1999, we experienced an average subscriber attrition rate of 1.76% per month, indicating a projected life of the subscriber portfolio of 57 months; as a result, we currently amortize subscriber account acquisition costs over 36 months.

     From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp.with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% per annum over the prime rate. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years.

     We plan to continue to increase revenues by increasing the number of independent sales agents that offer our voice messaging services, by increasing the range of telecommunications services we offer to our customers, and by acquiring companies involved in the voice messaging industry. After completing an acquisition, we plan to convert the operations of the acquired company to conform to our current business model, where economically feasible.

Acquisitions

     On November 17, 1999 we completed the acquisition of substantially all of the business, assets and certain liabilities of Hellyer Communications, Inc, a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. As a result, our financial statements include the revenues and expenses of Hellyer from the date of acquisition through December 31, 1999.

     On November 29, 1999 we completed the acquisition of approximately 10,000 residential voice-messaging subscribers from Cashtel, Inc. in Chicago. As a result, our financial statements include the revenues and expenses of these subscribers from the date of acquisition through December 31, 1999.

     On January 6, 2000 we completed the acquisition of all of the business, assets and certain liabilities of One Touch Communications, Inc, a provider of voice messaging services in Raleigh, North Carolina. Since this acquisition did not take place until after the end of the quarter under review, One Touch had no impact on these financial statements.

Results of Operations

Quarter ended December 31, 1999 compared to quarter ended December 31, 1998.

     Net Revenues. Our revenues for the quarter ended December 31, 1999 were $1,504,000 compared to $513,000 for the fiscal quarter ended December 31, 1998, an increase of 193%. The increase was the combined result of (a) continuing steady net growth in our base of customers at Multi-Link in Denver, (b) a price rise for certain messaging services at our Denver operation in July 1999, and
(c) the inclusion of revenues from the Hellyer and Cashtel acquisitions described above.

     Cost of Services and Products. Cost of services and products for the fiscal quarter ended December 31, 1999 was $354,000, compared to $96,000 for the fiscal quarter ended December 31, 1998, an increase of 269%. The increase was the result of servicing a greater number of customers in 1999 than in 1998 in Denver, and the acquisition of customers at Hellyer and Cashtel.

     Gross Profit Margin. Gross margin for the fiscal quarter ended December 31, 1999 was $1,150,000 compared to $417,000 for the fiscal quarter ended December 31, 1998, an increase of 176% due to the factors described above.

     Gross Profit Margin Percentage. The gross profit margin of our Denver operation increased to 87% compared to 81% in 1998. However, as a result of the inclusion of Hellyer and Cashtel, which operate their residential customer accounts and live answering businesses at lower gross profit margins than our existing business services model, the overall gross profit margin declined from 81% to 76%.

     Sales and Advertising Expense. Sales and advertising expenses for the fiscal quarter ended December 31, 1999 were $100,000 compared to $10,000 for the fiscal quarter ended December 31, 1998, an increase of 900%. This increase resulted from the inclusion of sales and advertising expenses from Hellyer.

     General and Administrative Expenses. General and administrative expenses for the fiscal quarter ended December 31, 1999 were $630,000 compared to $170,000 for the fiscal quarter ended December 31, 1998. This increase of 271% was due to (a) increased costs of billing the increased revenues, (b) the costs associated with our becoming a public company, including transfer agent fees, legal fees, accounting fees and other professional expenses, and (c) the inclusion of general and administrative expenses from Hellyer.

     EBITDA - Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA for the fiscal quarter ended December 31, 1999 was $421,000 compared to $237,000 for the fiscal quarter ended December 31, 1998, an increase of 77%. This was partly attributable to the increased revenues and gross profits from our existing Denver operations, and partly due to the inclusion of Hellyer for the first time. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the fiscal quarter ended December 31, 1999 was $48,000 compared to $22,000 for the fiscal quarter ended December 31, 1998. This increase of 118% was due to increased fixed assets at both our existing operations, and the inclusion of Hellyer.

     Amortization. Amortization was $129,000 for the fiscal quarter ended December 31, 1999 compared to $27,000 for the fiscal quarter ended December 31, 1998. This increase of 378% was due to (a) continued customer account purchases from our base of independent sales agents in the Denver area, (b) amortization of goodwill on the acquisition of Hellyer and (c) the amortization of the non compete agreement and consulting agreement relating to the Hellyer acquisition.

     Income (Loss) from Operations. Income from operations was $244,000 for the fiscal quarter ended December 31, 1999 compared to $188,000 for the fiscal quarter ended December 31, 1998, an increase of 30% due to the factors discussed above.

     Net Interest Income (Expense). Net interest income (expense) for the fiscal quarter ended December 31, 1999 was $(2,000), compared to $(103,000) for the fiscal quarter ended December 31, 1998, a decrease of 98%. The decrease was attributable to the significantly lower levels of debt after our initial public offering in May 1999.

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $232,000 for the fiscal quarter ended December 31, 1999, compared to a net profit of $84,000 for the quarter ended December 31, 1998, an increase of 176%, due to the factors outlined above. The comprehensive profit for the fiscal quarter ended December 31, 1999 was $ 236,000, $4,000 more than the net profit of $232,000. The difference of $4,000 relates to a reduction in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The net loss and comprehensive loss were the same in fiscal quarter ended December 31,1998.

Liquidity and Capital Resources

     We continue to meet our capital requirements through (a) cash provided from operations, (b) funds provided from our May 1999 initial public offering, (c) a $2.1 million line of credit provided by Westburg Media Capital, and (d) various long term equipment leasing facilities.

     As of December 31, 1999, we were current on our obligations to all lenders and in compliance with all debt covenants. As of December 31, 1999, we had available cash and marketable investments of $3,038,000, available undrawn loan facilities of $1,140,000 and $2,741,000 of debt.

     For the three months ended December 31, 1999 net cash used in operations was approximately $(280,000) compared to net cash used in operations of $(190,000) for the three months ended December 31, 1998. Net cash used in investing activities in the three months ended December 31, 1999 for the purchase of the Hellyer Communications business, subscriber accounts (including those acquired from Cashtel) and fixed assets, less the proceeds realized from the sale of marketable securities was $(423,000) compared to $(304,000) for the three months ended December 31, 1998. During the three months ended December 31, 1999, financing activities generated $1,116,000 of net cash from the draw down of $1,000,000 from the Westburg Media Capital loan facility and $700,000 from new equipment financing facilities, less the repayment of $581,000 of existing leasing facilities, compared to the three months ended December 31, 1998 where financing activities generated $127,000 of net cash.

     We used approximately $1.1 million of our cash to complete the acquisition of One Touch Communications, Inc. on January 6, 2000. As of February 10, 1999 we had committed to the purchase of approximately $350,000 of additional voice messaging equipment from Glenayre for which we are actively seeking appropriate long-term equipment financing.

     We anticipate that our existing cash balances and marketable securities together with internally generated funds from operations and the Westburg revolving term loan will be sufficient to meet our presently projected operating requirements for the next 12 months.

     We plan to continue our industry consolidation plan and to acquire more companies involved in the messaging industry. It is likely that we will seek additional debt and equity financing to support our acquisition programs over the next twelve months.

Effects of Inflation

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

Year 2000 Issue

     We did not experience any year 2000 problems with any of our operating software or voice messaging equipment. To the best of our knowledge, none of our suppliers have experienced any year 2000 problems in the providing us with the goods and services that we require from them. We did not incur any material costs in preparing for year 2000 compliance.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is not a party to any legal proceedings.

Item 2.   Changes in Securities.

          Recent Sales of Unregistered Securities

          On November 17, 1999, in connection with the purchase of the assets of Hellyer Communications, Inc., the Company entered into a Non-Competition Agreement and a Consulting Agreement with Jerry L. Hellyer. The Non-Competition Agreement provided that the Company issue 107,143 shares of Common Stock to Mr. Hellyer. The Consulting Agreement provided that the Company issue 21,428 shares of Common Stock to Mr. Hellyer. Such shares are subject to forfeiture pursuant to the terms of the Non - Competition Agreement and Consulting Agreement. The issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
          Section 4(2) of the Securities Act and/or Rule 506 under Securities Act. Mr. Hellyer represented that he was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

          Use of Proceeds from Registered Securities

          On May 14, 1999, the registration statement filed by the Company relating to its initial public offering was declared effective by the SEC (File No. 333-72889). Pursuant to the registration statement, the Company registered the sale of 1,380,000 units, each comprised of one share of common stock and one warrant. The Company received total gross proceeds of $8,280,00. The Company paid underwriting discounts and commissions and expenses to the underwriters of $1,076,400. In addition, the Company paid other expenses 0f the offering of approximately $344,200. The total net proceeds minus expenses paid to date were $6,859,400.

          Since completion of the offering through December 31, 1999, the Company has paid: $2,140,000 to Westburg Media Capital L.P. to pay down the outstanding balance of the revolving loan; $1,070,000 as partial consideration in connection with the acquisition of Hellyer Communications, Inc; $698,000 to repay a portion of Hellyer's liabilities that we assumed and to pay costs associated with the transaction; $304,000 as an advance under a note receivable to Jerry
          L. Hellyer; $195,000 as partial consideration in connection with the acquisition of the subscribers of Cashtel Inc. and approximately $250,000 for capital expenditures and general corporate purposes.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          a.     Exhibits.

                 27.1     Financial Data Schedule

          b.     Reports on Form 8-K.

                 On December 3, 1999, the Company filed a Form 8-K in which items 2 and 7 were reported. No financial statements were included therein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MULTI-LINK TELECOMMUNICATIONS, INC,
                                          (Registrant)




Date: February 14, 2000                   /s/ Nigel V. Alexander
                                          --------------------------------------
                                          Nigel V. Alexander,
                                          Chief Executive Officer.



Date:    February 14, 2000                /s/ Shawn B. Stickle
                                          --------------------------------------
                                          Shawn B. Stickle,
                                          President and Chief Operating Officer.



Date:    February 14, 2000                /s/ David J. C. Cutler
                                          --------------------------------------
                                          David J.C. Cutler,
                                          Chief Financial Officer.