Form 10QSB/A
period 1999-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-02-28
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  PAGE

Consolidated Balance Sheets,
 December 31, 1999 and September 30, 1999                                    3

Consolidated Statements of Operations - Three Months Ended                   4
December 31, 1999 and 1998

Consolidated Statement of Cash Flows - Three months Ended                    5
December 31, 1999 and 1998

Notes to Consolidated Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12
Item 2.  Changes in Securities and Use of Proceeds                           12
Item 3.  Defaults upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 12
Item 5.  Other Information                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                    13

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements


                       Multi-link Telecommunications, Inc.
                           Consolidated Balance Sheets


                                                                                December 31,        September 30,
                                                                                   1999                 1999
                                                                                ------------        -------------
ASSETS

Current Assets
       Cash & Cash Equivalents ..........................................      $   925,804       $   512,617
       Marketable Securities, current ...................................        2,112,366         3,397,002
       Accounts Receivable, net of allowance
          for doubtful accounts of $98,621 and $33,215, respectively ....          847,754           265,419
       Note Receivable ..................................................          304,537                 0
       Inventory ........................................................           23,109                 0
       Prepaid expenses .................................................          147,445            51,234
                                                                               -----------       -----------
              Total Current Assets ......................................        4,361,015         4,226,272

Marketable Securities ...................................................                0           386,357

Property & Equipment Net ................................................        2,774,401         1,184,653

Other Assets
       Deferred Financing Costs .........................................           47,609           159,430

       Intangible Assets, net of amortization of
         $676,198 and $547,215, respectively ............................        4,305,037           715,882
                                                                               -----------       -----------
TOTAL ASSETS ............................................................      $11,488,062       $ 6,672,594
                                                                               ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts Payable .................................................      $   845,902       $   117,373
       Accrued Expenses .................................................          519,903            50,647
       Deferred Revenue .................................................          358,478           164,091
       Notes Payable - Related Parties, Current Portion .................           15,301            17,569
       Notes Payable and Current Portion of Long -Term Debt .............          383,162           160,424
                                                                               -----------       -----------
              Total Current Liabilities .................................        2,122,746           510,104

Long-Term Debt, Net of Current Portion ..................................        2,342,311           341,011

STOCKHOLDERS' EQUITY
       Preferred Stock, $.01 par value: 5,000,000 shares
         authorized: none issued ........................................                0                 0
       Common Stock no par value; 20,000,000 shares
         authorized, 3,272,302 and  3,122,302 shares
         issued and outstanding, respectively ...........................        8,688,402         7,722,778

       Loss on Investments available for sale ...........................           (7,001)          (11,312)

       Accumulated Deficit ..............................................       (1,658,396)       (1,889,987)
                                                                               -----------       -----------
              Total Stockholders' Equity ................................        7,023,005         5,821,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................      $11,488,062       $ 6,672,594
                                                                               ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

                       Multi-link Telecommunications, Inc.
                      Consolidated Statements of Operations


                                                                         Three Months Ended
                                                            December 31,                   December 31,
                                                               1999                             1998
                                                            ------------                  -------------
NET REVENUES ..........................................     $ 1,504,001                     512,714

COST OF SERVICES AND PRODUCTS .........................         353,685                      95,994
                                                            -----------                 -----------

GROSS MARGIN ..........................................       1,150,316                     416,720

EXPENSES

      Sales & Advertising Expenses ....................          99,824                      10,017
      General & Administrative Expenses ...............         629,726                     169,954
      Depreciation ....................................          47,918                      21,694
      Amortization ....................................         128,983                      27,395
                                                            -----------                 -----------
             Total Expenses ...........................         906,451                     229,060

INCOME FROM OPERATIONS ................................         243,865                     187,660

INTEREST INCOME (EXPENSE) NET .........................          (2,257)                   (103,134)
                                                            -----------                 -----------
NET INCOME BEFORE TAXATION ............................         241,608                      84,526

PROVISION FOR INCOME TAXES ............................         (10,017)                          0
                                                            -----------                 -----------
NET INCOME ............................................     $   231,591                 $    84,526
                                                            ===========                 ===========

NET INCOME PER COMMON SHARE
      Basic ...........................................     $      0.07                 $      0.05
      Diluted .........................................     $      0.07                 $      0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic ...........................................       3,195,672                   1,632,325
      Diluted .........................................       3,431,446                   1,750,020






           See accompanying Notes to Consolidated Financial Statement

                            Multi-link Telecommunications, Inc.
                           Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                 December 31,          December 31,
                                                                                    1999                  1998
                                                                                -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS) .........................................................       $   231,591        $   84,526

ADJUSTMENTS to  reconcile  net  profit  to net
  cash generated from (used in) operating activities ......................
      Depreciation and Amortization .......................................           176,901             49,089
      Amortization of Debt Discount and Issuance Costs ....................             7,293              7,175
      Bad Debt Expense ....................................................            92,749             25,514

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable ..........................          (583,781)          (103,093)
      (Increase)/Decrease in Inventory ....................................              (720)                 0
      (Increase)/Decrease in Prepayments ..................................           (96,211)           (16,179)
      Increase/(Decrease) in Accounts Payable .............................          (161,518)          (120,309)
      Increase/(Decrease) in Accrued Expenses .............................            74,290           (104,531)
      Increase/(Decrease) in Deferred Revenue .............................           (20,600)           (12,555)
                                                                                  -----------        -----------
NET CASH (Used in)/Provided by Operating Activities .......................          (280,006)          (190,363)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Subscriber Accounts .....................................          (389,642)           (72,731)
      Purchase of Fixed Assets ............................................          (279,635)           (26,572)
      Advance on Note Receivable ..........................................          (304,537)          (204,543)
      Sale of Marketable Securities .......................................         1,712,238                  0
      Deferred Acquisition Costs ..........................................          (104,528)                 0
      Purchase of Hellyer Communications' Business and  Assets ............        (1,057,000)                 0
                                                                                  -----------        -----------
           Total Cash Flow (used in) Investing Activities .................          (423,104)          (303,846)

CASH FLOW FROM FINANCING ACTIVITIES
      Payment of Related Party Notes Payable ..............................            (2,268)          (448,594)
      Advances Under Related Party Notes Payable ..........................                 0             79,283
      Advances under Notes Payable ........................................         1,700,000            150,000
      Payments of Notes Payable ...........................................          (581,435)           (45,570)
      Repurchase of Outstanding Shares ....................................                 0             (5,721)
      Proceeds from Issuance of Common Stock ..............................                 0            590,000
      Offering Costs ......................................................                 0           (192,557)
                                                                                  -----------        -----------
           Total Cash Flow provided by Financing Activities ..............          1,116,297            126,841

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ............................           413,187           (367,368)

Cash and Cash Equivalents at the beginning of the period ..................           512,617            555,852
                                                                                  -----------        -----------
Cash and Cash Equivalents at the end of the period ........................      $    925,804       $    188,574
                                                                                  ===========        ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest ....................................................       $    37,471        $   125,041
                                                                                  -----------        -----------
Conversion of Note Payable to Equity ......................................       $         0        $    35,000
                                                                                  -----------        -----------
Consultancy and non-compete agreements acquired for equity ................       $   956,624        $         0
                                                                                  -----------        -----------
Fixed assets purchased through debt .......................................       $ 1,105,472        $         0
                                                                                  -----------        -----------
Net liabilities assumed in business combination
  accounted for as a purchase .............................................       $ 1,161,091        $         0
                                                                                  -----------        -----------


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

Note 2    Basis of Consolidation

     On November 17, 1999 Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. for a combination of cash, assumption of certain liabilities and common stock valued at $4.2 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and Detroit. The purchase price was $1.1 million cash and the assumption of approximately $2.1 million in liabilities. $956,000 in restricted common stock was issued with a two-year vesting schedule with respect to non-compete and consulting agreements. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999.

     On November 29, 1999 Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., completed the acquisition of approximately 10,000 residential voice-messaging subscribers from Cashtel, Inc. in Chicago. The purchase price is expected to be approximately $290,000 depending on the final number of customers transferred. Cashtel will be paid $20 in cash plus $2 in restricted common stock for each active customer transferred. In addition, Cashtel was paid $70,000 to meet the costs of providing the messaging services to the customer base through January 31, 2000 when the transfer of customers onto the Company's systems was completed. The revenues and expenses of these subscribers have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 29, 1999.

Note 3    Notes Payable

     During the fiscal quarter ended December 31, 1999 Multi-Link Telecommunications, Inc. drew down $1,000,000 under its five-year term loan with Westburg Media Capital to provide additional finance for its acquisitions. Multi-Link Telecommunications, Inc. also entered into a $700,000, 48- month equipment financing facility at an interest rate of 9.25% per annum. These funds were used to refinance existing equipment leases at higher rates of interest and to purchase new equipment.

Note 4    Subsequent Events

     On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The purchase price was $3.12 million, $1.1 million in cash and $2.02 million in restricted common stock. The sellers have agreed to hold the common stock for up to two years from the date of closing.

     In January 2000, Multi-Link Telecommunications, Inc. entered into a further $250,000, 48- month equipment financing facility at an interest rate of 9.5% per annum to finance the purchase of new equipment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, intensity of competition, customer attrition, disruption of local telephone networks, technological obsolescence, cost of technology, the availability of third party billing solutions, the availability of financing, and our ability to manage our growth, the availability and success of future acquisitions, the effects of regional economic and market conditions and increases in marketing and sales costs.

OVERVIEW

     Our long-term goal is to become a significant force within the US Unified Messaging service industry, which is predicted by industry analysts to be an important market over the next few years. At present we provide advanced voice messaging services to businesses and homes. We plan to achieve this market position by acquiring voice messaging subscribers through a national industry consolidation plan, and then transition our customers to Unified Messaging services as market demand for this service increases.

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

     From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp. at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp. with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% per annum over prime rate. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years.

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

Acquisitions

     On November 17, 1999 we completed the acquisition of substantially all of the business, assets and certain liabilities of Hellyer Communications, Inc., a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. As a result, our financial statements include the revenues and expenses of Hellyer from the date of acquisition through December 31, 1999.

     On November 29, 1999 we completed the acquisition of approximately 10,000 residential voice-messaging subscribers from Cashtel, Inc. in Chicago. As a result, our financial statements include the revenues and expenses of these subscribers from the date of acquisition through December 31, 1999.

     On January 6, 2000 we completed the acquisition of all of the business, assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. Since this acquisition did not take place until after the end of the quarter under review, One Touch had no impact on these financial statements.

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

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $232,000 for the fiscal quarter ended December 31, 1999, compared to a net profit of $84,000 for the quarter ended December 31, 1998, an increase of 176%, due to the factors outlined above. The comprehensive profit for the fiscal quarter ended December 31, 1999 was $ 236,000, $4,000 more than the net profit of $232,000. The difference of $4,000 relates to a reduction in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The net profit and comprehensive profit were the same in fiscal quarter ended December 31, 1998.

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

     We used approximately $1.1 million of our cash to complete the acquisition of the assets of One Touch Communications, Inc. on January 6, 2000. As of February 10, 1999 we had committed to the purchase of approximately $350,000 of additional voice messaging equipment from Glenayre for which we are actively seeking appropriate long-term equipment financing.

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

Year 2000 Issue

     We did not experience any year 2000 problems with any of our operating software or voice messaging equipment. To the best of our knowledge, none of our suppliers have experienced any year 2000 problems in providing us with the goods and services that we require from them. We did not incur any material costs in preparing for year 2000 compliance.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is not a party to any legal proceedings.

Item 2.   Changes in Securities.

          Recent Sales of Unregistered Securities

          On November 17, 1999, in connection with the purchase of the assets of Hellyer Communications, Inc., the Company entered into a Non-Competition Agreement and a Consulting Agreement with Jerry L. Hellyer. The Non-Competition Agreement provided that the Company issue 107,143 shares of Common Stock to Mr. Hellyer. The Consulting Agreement provided that the Company issue 42,857 shares of Common Stock to Mr. Hellyer. Such shares are subject to forfeiture pursuant to the terms of the Non - Competition Agreement and Consulting Agreement. The issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
          Section 4(2) of the Securities Act and/or Rule 506 under Securities Act. Mr. Hellyer represented that he was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

          Use of Proceeds from Registered Securities

          On May 14, 1999, the registration statement filed by the Company relating to its initial public offering was declared effective by the SEC (File No. 333-72889). Pursuant to the registration statement, the Company registered the sale of 1,380,000 units, each comprised of one share of common stock and one warrant. The Company received total gross proceeds of $8,280,000. The Company paid underwriting discounts and commissions and expenses to the underwriters of $1,076,400. In addition, the Company paid other expenses of the offering of approximately $344,200. The total net proceeds minus expenses were $6,859,400.

          Since completion of the offering through December 31, 1999, the Company has paid: $2,140,000 to Westburg Media Capital L.P. to pay down the outstanding balance of the revolving loan; $1,057,000 as partial consideration in connection with the acquisition of Hellyer Communications, Inc; $698,000 to repay a portion of Hellyer's liabilities that we assumed, and to pay costs associated with the transaction; $304,000 as an advance under a note receivable from Jerry
          L. Hellyer; $195,000 as partial consideration in connection with the acquisition of the subscribers of Cashtel Inc. and approximately $250,000 for capital expenditures and general corporate purposes.

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


                                          MULTI-LINK TELECOMMUNICATIONS, INC,
                                          (Registrant)




Date:    February 28, 2000                /s/ Nigel V. Alexander
                                          --------------------------------------
                                          Nigel V. Alexander,
                                          Chief Executive Officer.



Date:    February 28, 2000                /s/ Shawn B. Stickle
                                          --------------------------------------
                                          Shawn B. Stickle,
                                          President and Chief Operating Officer.



Date:    February 28, 2000                /s/ David J. C. Cutler
                                          --------------------------------------
                                          David J.C. Cutler,
                                          Chief Financial Officer.