Form 10QSB
period 2000-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-05-15
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:


       Class                                      Outstanding May 12, 2000
--------------------------                        ------------------------
Common Stock, No par value                             3,937,508 shares

         Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

              MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  PAGE

Consolidated Balance Sheet, March 31, 2000                                    3

Consolidated Statements of Operations and Comprehensive Income -              4
Three Months Ended March 31, 2000 and 1999 and Six Months ended March 31, 2000 and 1999

Consolidated Statement of Cash Flows - Six Months ended March 31,             5
2000 and 1999

Notes to Consolidated Financial Statements                                    6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                  14
Item 2.   Changes in Securities and Use of Proceeds                           14
Item 3.   Defaults upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   15
Item 6.   Exhibits and Reports on Form 8-K.                                   16

Part I.   FINANCIAL INFORMATION

Item I.   Financial Statements

                                 Multi-Link Telecommunications, Inc.
                                     Consolidated Balance Sheet

                                                                                                          March 31,
                                                                                                            2000
                                                                                                          --------
ASSETS
Current Assets
          Cash & Cash Equivalents ..................................................................   $    408,906
          Marketable Securities, current ...........................................................        254,003
          Accounts Receivable, net of allowance for doubtful accounts of $233,780 ..................      1,034,807
          Note Receivable ..........................................................................        313,327
          Inventory ................................................................................         27,287
          Prepaid Expenses .........................................................................        178,669
                                                                                                       ------------
                    Total Current Assets ...........................................................      2,216,999

Marketable Securities ..............................................................................        329,025

Property & Equipment Net ...........................................................................      4,227,010

Other Assets
          Deferred Financing Costs and Other Assets ................................................        233,508

          Intangible Assets, net of amortization of  $765,540 ......................................      7,296,003
                                                                                                       ------------
TOTAL ASSETS .......................................................................................   $ 14,302,545
                                                                                                       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
           Accounts Payable ........................................................................   $    584,561
           Accrued Expenses ........................................................................        489,412
           Customer Deposits .......................................................................        130,916
           Deferred Revenue ........................................................................        253,041
           Notes Payable and Current Portion of Long -Term Debt ....................................        423,323
                                                                                                       ------------
                     Total Current Liabilities .....................................................      1,881,253

Long-Term Debt, Net of Current Portion .............................................................      3,170,278

STOCKHOLDERS' EQUITY
           Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued ...............              0
           Common Stock no par value: 20,000,000 shares authorized,  3,925,508
           shares issued and outstanding ...........................................................     10,726,560

           Loss on Investments available for sale ..................................................        (15,201)

           Accumulated Deficit .....................................................................     (1,460,345)
                                                                                                       ------------
                     Total Stockholders' Equity ....................................................      9,251,014

                                                                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................................   $ 14,302,545
                                                                                                       ============

          See accompanying Notes to Consolidated Financial Statements.


                                       Multi-Link Telecommunications, Inc.
                          Consolidated Statements of Operations and Comprehensive Income


                                                                      Three Months Ended                       Six Months Ended
                                                                  ---------------------------           ---------------------------
                                                                  March 31,          March 31,          March 31,          March 31,
                                                                    2000               1999               2000               1999
                                                                  --------           --------           --------           --------

NET REVENUES ...........................................       $ 3,055,855        $ 1,113,745        $ 5,148,835        $ 2,200,955

COST OF SERVICES AND PRODUCTS ..........................           621,620            209,498          1,059,522            398,734
                                                               -----------        -----------        -----------        -----------
GROSS MARGIN ...........................................         2,434,235            904,247          4,089,313          1,802,221

EXPENSES
    Sales & Advertising Expenses .......................           405,404             85,284            630,168            186,968
    General & Administrative Expenses ..................         1,527,895            464,015          2,513,521            953,839
    Depreciation .......................................           106,407             35,529            166,653             68,791
    Amortization .......................................           270,594             50,193            407,233             87,588
                                                               -----------        -----------        -----------        -----------
           Total Expenses ..............................         2,310,300            635,021          3,717,575          1,297,186

INCOME FROM OPERATIONS .................................           123,935            269,226            371,738            505,035

INTEREST INCOME (EXPENSE) NET AND OTHER ................           (86,291)           (92,494)          (109,786)          (210,321)
                                                               -----------        -----------        -----------        -----------
INCOME BEFORE TAXATION .................................            37,644            176,732            261,952            294,714

PROVISION FOR INCOME ...................................            (1,273)           (36,991)            (4,716)           (49,704)
TAXES
                                                               -----------        -----------        -----------        -----------
NET INCOME .............................................       $    36,371        $   139,741        $   257,236        $   245,010

UNREALIZED LOSS ON INVESTMENTS .........................            (8,200)                 0             (3,889)                 0
AVAILABLE FOR SALE

                                                               -----------        -----------        -----------        -----------
COMPREHENSIVE INCOME ...................................       $    28,171        $   139,741        $   253,347        $   245,010
                                                               ===========        ===========        ===========        ===========

NET INCOME PER COMMON SHARE
     Basic .............................................       $      0.01        $      0.07        $      0.07        $      0.12
     Diluted ...........................................       $      0.01        $      0.06        $      0.06        $      0.11

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
     Basic .............................................         3,914,663          2,098,030          3,758,412          2,068,096
     Diluted ...........................................         4,290,579          2,297,926          4,039,339          2,259,176


          See accompanying Notes to Consolidated Financial Statements.

                                          Multi-Link Telecommunications, Inc.
                                         Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                       -----------------------------
                                                                                       March 31             March 31
                                                                                         2000                 1999
                                                                                       --------             --------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME (LOSS) ...............................................................     $   257,236      $   245,010

ADJUSTMENTS  to  reconcile  net  profit  to net
cash  generated  from  (used in) operating activities
         Depreciation and Amortization ..........................................         573,886          156,379
         Amortization of Debt Discount and Issuance Costs .......................          14,584           14,350
         Bad Debt Expense .......................................................         217,153            2,739

CHANGES IN OPERATING ASSETS & LIABILITIES
         (Increase)/Decrease in Accounts Receivable .............................        (727,333)         (52,493)
         (Increase)/Decrease in Inventory .......................................          (3,115)             513
         (Increase)/Decrease in Prepayments .....................................         (27,363)          11,525
         Increase/(Decrease) in Accounts Payable ................................         289,127          (22,217)
         Increase/(Decrease) in Accrued Expenses and Deferred Revenue ...........      (1,056,033)        (108,070)
                                                                                      -----------      -----------
                  NET CASH (Used in)/Provided by Operating Activities ...........        (461,858)         247,736

CASH FLOW FROM INVESTING ACTIVITIES
         Purchase of Subscriber Accounts ........................................        (249,152)        (321,345)
         Purchase of Fixed Assets ...............................................      (1,052,040)         (50,723)
         Advance on Note Receivable .............................................        (313,327)               0
         Sale of Marketable Securities ..........................................       3,200,331                0
         Unrealized loss on investments .........................................          (3,889)
         Deferred Financing Costs ...............................................        (131,406)         (76,423)
         Purchase of Cashtel ....................................................        (224,000)               0
         Purchase of Hellyer Communications' Business and Assets ................      (1,454,256)               0
         Purchase of One Touch Communications' Business and Assets ..............      (1,152,060)               0
                                                                                      -----------      -----------
                  Total Cash Flow (used in) Investing Activities ................      (1,379,799)        (448,491)

CASH FLOW FROM FINANCING ACTIVITIES
         Payment of Related Party Notes Payable .................................         (17,569)        (710,657)
         Advances Under Related Party Notes Payable .............................               0           80,000
         Advances under Notes Payable ...........................................       2,626,000          300,000
         Payments of Notes Payable ..............................................      (1,071,770)        (126,206)
         Repurchase of Outstanding Shares .......................................               0           (5,721)
         Proceeds from Issuance of Common Stock .................................               0          590,000
         Customer Deposits ......................................................         130,916                0
         Net effect of pooling VoicLink .........................................          10,726                0
         Offering Costs .........................................................               0         (326,590)
                                                                                      -----------      -----------
                  Total Cash Flow (used in) provided by Financing Activities ....       1,678,303         (199,174)

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ..................................        (163,354)        (399,929)

Cash and Cash Equivalents at the end of the period ..............................         408,906          626,218
                                                                                      -----------      -----------
Cash and Cash Equivalents at the beginning of the period ........................     $   572,260      $   226,289
                                                                                      ===========      ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest ..........................................................     $    86,291      $   185,037
                                                                                      -----------      -----------
Conversion of Note Payable to Equity ............................................     $         0      $    35,000
                                                                                      -----------      -----------
Consultancy and non_compete agreements acquired for equity ......................     $   956,624      $         0
                                                                                      -----------      -----------
Business and assets of One Touch acquired for equity ............................     $ 2,020,000      $         0
                                                                                      -----------      -----------
Fixed assets purchased through debt .............................................     $ 1,105,472      $         0
                                                                                      -----------      -----------
Net liabilities assumed in business combination accounted for as a purchase .....     $   829,021      $         0
                                                                                      -----------      -----------

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1    Basis of Presentation

     The   accompanying    unaudited   financial    statements   of   Multi-Link
Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB which includes audited financial statements for the years ended September 30, 1998 and 1999.

Note 2    Basis of Consolidation

     On November 19, 1999 Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. for a combination of cash, assumption of certain liabilities and common stock valued at $4.2 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and
Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.57 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The purchase price was $1.1 million in cash and the assumption of approximately $2.1 million in liabilities. $956,000 in restricted common stock was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999.

     On November 29, 1999 Hellyer Communications Services, Inc., acquired 9,416 residential voice-messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $255,760 in cash and $18,832 in common stock. The revenues and expenses of these accounts have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 29, 1999.

     On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.12 million, $1.1 million in cash and $2.02 million in restricted common stock. The sellers have agreed to hold the common stock for up to two years from the date of closing. The results of the One Touch business have been consolidated with those of Multi-Link Telecommunications, Inc. effective January 6, 2000.

     On March 31, 2000, Multi-Link Telecommunications, Inc., acquired 100% of the outstanding capital stock of VoiceLink Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The purchase price was $4.88 million paid through the issue of 406,488 restricted common shares at a price of $12.00 per share. The acquisition was accounted for as a pooling of interests, and the results of the VoiceLink business have been consolidated with those of Multi-Link Telecommunications, as if the two businesses had been merged throughout the periods presented. Included in net income for the three months and six months ended March 31, 2000 was net income from VoiceLink, Inc. of $92,000 and $82,000, respectively. Included in net income for the three months and six months ended March 31, 1999 was net income of $60,000 and $80,000, respectively

Note 3    Notes Payable

     During the six months ended March 31, 2000 Multi-Link Telecommunications, Inc. drew down $1.2 million under its five-year term loan with Westburg Media Capital and $400,000 under its margin facility with PaineWebber, Inc. to repay existing lease and loan facilities and provide additional working capital.

     Multi-Link Telecommunications, Inc., through its wholly owned subsidiary Hellyer Communications Services, Inc., also entered into two 48-month equipment financing facilities at an interest rate of 9.25% per annum for a total of $950,000 and one ten year property loan for $76,000 at an interest rate of 10.25% per annum. These funds were used to finance the purchase of additional voice messaging equipment.

Note 4    Subsequent Events

     In April 2000, Multi-Link Telecommunications, Inc., through its wholly owned subsidiaries Hellyer Communications Services, Inc. and One Touch
Communications, Inc., entered into three 48- month equipment financing facilities for a total of $920,000 at interest rates between 9.5% and 10.5% per annum. These funds were used to repay existing finance leases and to finance the purchase of new voice-messaging equipment.

     Effective May 1, 2000 Multi-Link Telecommunications, Inc., acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink, Inc., a wholly owned subsidiary of Multi-Link Telecommunications, Inc., had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to Multi-Link Telecommunications, Inc. and has been included in interest income (expense) net and other within the consolidated statements of operation and comprehensive income. The purchase price for the remaining 50% of VoiceLink of Florida, Inc. was $132,000 paid through the issuance of 12,000 restricted common shares of Multi-Link Telecommunications, Inc. at a market price of $11.00 per common share. The acquisition was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. will be consolidated with those of Multi-Link Telecommunications, Inc., effective May 1, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, intensity of competition, customer attrition, disruption of local telephone networks, technological obsolescence, cost of technology, the availability of third party billing solutions, the availability of financing, our ability to manage our growth, the availability and success of future acquisitions, the effects of regional economic and market conditions and increases in marketing and sales costs.

OVERVIEW

     Our long-term goal is to become a significant force within the U.S. unified messaging service industry, which is predicted by analysts to be an important market over the next few years. At present we provide advanced voice messaging services to businesses and homes. We plan to achieve this market position by acquiring voice messaging subscribers through a national industry consolidation plan, and then transitioning our customers to unified messaging services as market demand for this service increases.

     We currently provide advanced integrated voice and fax messaging services for residences and small and medium sized businesses. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships of the subscriber company.

     Our revenues are primarily derived from receiving fixed monthly service fees for voice mail, installation and set-up charges and sales of ancillary telecommunications services such as paging. We recognize revenues as we deliver services. Annual prepayments by subscribers are recognized over the period covered by the prepayment on a straight-line basis.

     Our primary costs of delivering our voice messaging services to our subscribers are our voice messaging platforms, maintenance costs and the costs of interconnection to the public switched telephone network. Most of our general and administrative expenses are incurred in the processing and servicing of new subscriber accounts.

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

     We plan to continue to increase revenues by increasing the number of sales agents that offer our voice messaging services, by increasing the range of telecommunications services we offer to our customers, and by acquiring companies in the voice messaging industry. After completing an acquisition, we plan to convert the operations of the acquired company to conform to our current business model, where economically feasible.

Acquisitions

     On January 6, 2000, One Touch Communications, Inc., our wholly owned subsidiary, completed the acquisition of all of the business, assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. As a result, our financial statements include the revenues and expenses of One Touch from the date of acquisition through March 31, 2000.

     On March 31, 2000, we acquired 100% of the outstanding share capital of VoiceLink Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The acquisition was accounted for as a pooling of interests, and, as a result, the results of the VoiceLink business have been consolidated with those of Multi-Link Telecommunications, as if the two businesses had been merged throughout the periods presented.

Results of Operations

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999.

     The results for the quarter ended March 31, 2000 include the results for all the acquisitions described above for the whole quarter. The results for the quarter ended March 31, 1999 have been restated to include the results of VoiceLink Inc., the acquisition of which has been accounted for as a pooling of interests.

     Net Revenues. Our revenues for the quarter ended March 31, 2000 were $3,056,000 compared to $1,114,000 for the fiscal quarter ended March 31, 1999, an increase of 174%. The increase was the combined result of (a) continuing internal growth in our base of customers at Multi-Link in Denver, and an increase in the price charged by us for certain messaging services at our Denver operation in July 1999 that generated 26% internal growth-$131,000, and (b) the inclusion of revenues from the various acquisitions described above-$1,811,000.

     Cost of Services and Products. Cost of services and products for the fiscal quarter ended March 31, 2000 was $622,000, compared to $209,000 for the fiscal quarter ended March 31, 1999, an increase of 197%. The increase was the result of the various acquisitions described above.

     Gross Profit Margin. Gross margin for the fiscal quarter ended March 31, 2000 was $2,434,000 compared to $904,000 for the fiscal quarter ended March 31, 1999, an increase of 169% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin declined from 81% for the three months ended March 31, 1999 to 80% for the three months ended March 31, 2000. The slight decline results from the change in our business mix as a result of the various acquisitions detailed above. Our gross profit margin on automated business messaging services is higher than the gross profit margin on business live answering and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the fiscal quarter ended March 31, 2000 were $405,000 compared to $85,000 for the fiscal quarter ended March 31, 1999, an increase of 376%. This increase resulted from the inclusion of sales and advertising expenses from the various acquisitions described above and the opening of our new residential telesales center at a cost of $92,000.

     General and Administrative Expenses. General and administrative expenses for the fiscal quarter ended March 31, 2000 were $1,528,000 compared to $464,000 for the fiscal quarter ended March 31, 1999. This increase of 229% was due to
(a) the costs associated with our becoming a public company, including investor relations expenses, transfer agent fees, legal fees, accounting fees, other professional expenses, and increases in management salaries-$148,000 and (b) the inclusion of general and administrative expenses from the various acquisitions described above, including a broad based reorganization at Hellyer Communications Services, Inc.-$721,00.

     EBITDA - Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA for the fiscal quarter ended March 31, 2000 was $501,000 compared to $355,000 for the fiscal quarter ended March 31, 1999, an increase of 41%. The increase is the result of the inclusion of the various acquisitions detailed above. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the fiscal quarter ended March 31, 2000 was $106,000 compared to $36,000 for the fiscal quarter ended March 31, 1999. This increase of 194% was due to increased purchases of equipment and the inclusion of the various acquisitions described above.

     Amortization. Amortization was $271,000 for the fiscal quarter ended March 31, 2000 compared to $50,000 for the fiscal quarter ended March 31, 1999. This increase of 442% was due to (a) continued customer account purchases from our base of independent sales agents in the Denver area, (b) amortization of goodwill on the various acquisitions described above and (c) the amortization of the non compete agreement and consulting agreement with Jerry L. Hellyer relating to the Hellyer acquisition.

     Income (Loss) from Operations. Income from operations was $124,000 for the fiscal quarter ended March 31, 2000 compared to $269,000 for the fiscal quarter ended March 31, 1999, a decrease of 54% due to the factors described above.

     Net Interest Income (Expense). Net interest income (expense) for the fiscal quarter ended March 31, 2000 was $(86,000) compared to $(92,000) for the fiscal quarter ended March 31, 1999, a decrease of 7%.

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $36,000 for the three months ended March 31, 2000, compared to a net income of $140,000 for the three months ended March 31, 1999, a decrease of 74%, due to the factors outlined above. The comprehensive income for the three months ended March 31, 2000 was $28,000, $8,000 less than the net income of $36,000. The difference of $8,000 relates to an increase in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The net income and comprehensive income were the same in the three months ended March 31, 1999.

Six Months ended March 31, 2000 compared to Six Months ended March 31, 1999.

     The results for the six months ended March 31, 2000 include the results for the acquisitions described above for the periods stated. The results for the six months ended March 31, 1999 have been restated to include the results of VoiceLink Inc., the acquisition of which has been accounted for as a pooling of interests.

     Net Revenues. Our revenues for the six months ended March 31, 2000 were $5,149,000 compared to $2,201,000 for the six months ended March 31, 1999, an increase of 134%. The increase was the combined result of (a) continuing internal growth in our base of customers at Multi-Link in Denver, and an increase in the price charged by us for certain messaging services at our Denver operation in July 1999 that generated 27% internal growth-$276,000, and (b) the inclusion of revenues from the various acquisitions described above-$2,672,000.

     Cost of Services and Products. Cost of services and products for the six months ended March 31, 2000 was $1,060,000, compared to $399,000 for the six months ended March 31, 1999, an increase of 166%. The increase was the result of the various acquisitions described above.

     Gross Profit Margin. Gross margin for the six months ended March 31, 2000 was $4,089,000 compared to $1,802,000 for the six months ended March 31, 1999, an increase of 127% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin declined from 82% for the six months ended March 31, 1999 to 79% for the six months ended March 31, 2000. The decline comes from the change in our business mix as a result of the various acquisitions detailed above. Our gross profit margin on automated business messaging services is higher than the gross profit margin on business live answering and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the six months ended March 31, 2000 were $630,000 compared to $187,000 for the six months ended March 31, 1999, an increase of 237%. This increase resulted from the inclusion of sales and advertising expenses from the various acquisitions described above and the opening of our new residentail relesales center at a cost of $178,000.

     General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2000 were $2,514,000 compared to $954,000 for the six months ended March 31, 1999. This increase of 164% was due to (a) the costs associated with our becoming a public company, including investor relations expenses, transfer agent fees, legal fees, accounting fees, other professional expenses and increases in management salaries-$241,000, and (b) the inclusion of general and administrative expenses from the various acquisitions described above, including a broad based reorganization at Hellyer Communications Services, Inc.-$1,226,000.

     EBITDA - Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA for the six months ended March 31, 2000 was $946,000 compared to $661,000 for the six months ended March 31, 1999, an increase of 43%. The increase is the result of the inclusion of the various acquisitions detailed above. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the six months ended March 31, 2000 was $167,000 compared to $69,000 for the six months ended March 31, 1999. This increase of 142% was due to increased purchases of equipment and the inclusion of the various acquisitions described above.

     Amortization. Amortization was $407,000 for the six months ended March 31, 2000 compared to $88,000 for the six months ended March 31, 1999. This increase of 363% was due to (a) continued customer account purchases from our base of independent sales agents in the Denver area, (b) amortization of goodwill on the various acquisitions described above and (c) the amortization of the non compete agreement and consulting agreement with Jerry L. Hellyer relating to the Hellyer acquisition.

     Income (Loss) from Operations. Income from operations was $372,000 for the six months ended March 31, 2000 compared to $505,000 for the six months ended March 31, 1999, a decrease of 26% due to the factors outlined above.

     Net Interest Income (Expense). Net interest income (expense) for the six months ended March 31, 2000 was $(110,000), compared to $(210,000) for the six months ended March 31, 1999, a decrease of 48%. The decrease was attributable to the significantly lower levels of debt after our initial public offering in May 1999.

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $257,000 for the six months ended March 31, 2000, compared to a net income of $245,000 for the six months ended March 31, 1999, an increase of 5% due to the factors outlined above. The comprehensive income for the six months ended March 31, 2000 was $253,000, $4,000 less than the net income of $257,000. The difference of $4,000 relates to an increase in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The net income and comprehensive income were the same in the fiscal six months ended March 31, 1999.

Liquidity and Capital Resources

     We continue to meet our capital requirements through (a) cash provided from operations, (b) funds provided from our May 1999 initial public offering, (c) a $2.1 million line of credit provided by Westburg Media Capital, and (d) various long term equipment leasing facilities.

     As of March 31, 2000 we were current on our obligations to all lenders and in compliance with all debt covenants. As of March 31, 2000, we had available cash of $409,000, marketable investments of $653,000, and available undrawn loan facilities of $940,000.

     For the six months ended March 31, 2000 net cash used in operations was approximately $(462,000) compared to net cash provided by operations of $248,000 for the six months ended March 31, 2000. The majority of this $710,000 variance arises from a one time increase in accounts receivable at Hellyer Communications Services, Inc. on the introduction of a third party billing agent for residential customers that results in a four month delay in receiving payment from Ameritech. Net cash used in investing activities in the six months ended March 31, 2000 for the purchase of the Hellyer Communications and One Touch Communications businesses, subscriber accounts (including those acquired from B.F.G. of Illinois Inc.) and fixed assets, less the proceeds realized from the sale of marketable securities was $(1,380,000) compared to $(448,000) for the six months ended March 31, 1999. During the six months ended March 31, 2000, financing activities generated $1,257,000 of net cash from the draw down of $1,200,000 from the Westburg Media Capital loan facility, $400,000 from the PaineWebber margin facility and $1,026,000 from new asset financing facilities, less the repayment of $1,072,000 of existing leasing facilities, compared to the six months ended March 31, 1999 where financing activities used $199,000 of net cash in largely in the repayment of outstanding notes payable.

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

Item 2.   Changes in Securities.

          Recent Sales of Unregistered Securities

               On January 6, 2000 One Touch Communications, Inc., our wholly owned subsidiary, completed the acquisition of all of the business, assets and certain liabilities of One Touch Communications, Inc. and we agreed to issue 246,718 shares of our common stock to One Touch as partial consideration for the acquisition. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act. One Touch represented that it was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

               In March 2000, we issued warrants to purchase 150,000 shares of our common stock at various exercise prices between $14.00 and $25.00 per share to Genesis Select, Inc. in connection with advisory services to be provided in connection with the identification of an underwriter for a secondary public offering. The warrants become exercisable immediately upon the successful completion of an offering. The expiration date of the warrants is March 20, 2002. In the event that an offering is not successfully completed before September 20, 2000, we may cancel the warrants. We issued the warrants in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No underwriters were engaged in connection with such issuances.

               On March 30, 2000, we issued 390,216 shares of our common stock to Mr. L. Van Page, and 16,272 shares to Mr. Larry Mays upon our acquisition of 100% of the outstanding common shares of VoiceLink Inc. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under Securities Act. Both stockholders represented that they were "accredited investors" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

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

               Since completion of the offering through December 31, 1999, we have paid: $2,140,000 to Westburg Media Capital L.P. to pay down the outstanding balance of the revolving loan; $1,057,000 as partial consideration for the acquisition of Hellyer Communications, Inc; $698,000 to repay a portion of Hellyer's liabilities that we assumed, and to pay other costs associated with the transaction; $304,000 as an advance under a note receivable from Jerry L. Hellyer; $224,000 as partial consideration for the acquisition of the subscribers of B.F.G. of Illinois, Inc., $1,100,000 as partial consideration for the acquisition of the business and assets of One Touch Communications, Inc. and approximately $1,500,000 for capital expenditures and general corporate purposes.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

     On March 22, 2000 we held our Annual Meeting of Shareholders. Our shareholders (i) elected Keith R. Holder and R. Brad Stillahn to serve as directors until 2003, (ii) approved an amended and restated stock option plan,
(iii) approved an amendment to our articles of incorporation, and (iv) ratified the appointment of Hein + Associates LLP as our independent auditors.

1.   Election of Directors

                                                    VOTES AGAINST      BROKER
NAME                            VOTES FOR            OR WITHHELD      NON-VOTES
--------------------------------------------------------------------------------
Keith R. Holder  . . . . . .    3,306,662                840             0
R. Brad Stillahn . . . . . .    3,306,662                840             0


2.   Approval of Amended and Restate Stock Option Plan

                           VOTES AGAINST                              BROKER
VOTES FOR                   OR WITHHELD        ABSTENTIONS           NON-VOTES
------------------------------------------------------------------------------
2,603,033                      6,340             15,750               682,379


3.   Approval of Amendment to the Restated Articles of Incorporation

                           VOTES AGAINST                              BROKER
VOTES FOR                   OR WITHHELD        ABSTENTIONS           NON-VOTES
------------------------------------------------------------------------------
2,607,833                      4,240             13,050               682,379


4.   Ratification of Appointment of Hein + Associates LLP

                           VOTES AGAINST                              BROKER
VOTES FOR                   OR WITHHELD        ABSTENTIONS           NON-VOTES
------------------------------------------------------------------------------
3,304,266                      1,236              2,000                  0


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits.

               27.1     Financial Data Schedule

          b.   Reports on Form 8-K.

               On January 20, 2000 we filed a Form 8-K under Item 2 to report the acquisition of the assets of One Touch Communications, Inc. by our wholly owned subsidiary.

               On February 1, 2000 we filed a Form 8-K/A amending and supplementing Item 7 of our filing on Form 8-K dated November 19, 1999 reporting the acquisition of the assets of Hellyer Communications, Inc. by our wholly owned subsidiary.

               On March 20, 2000 we filed a Form 8-K/A amending and supplementing Item 7 of our filing on Form 8-K dated January 20, 2000 reporting the acquisition of the assets of One Touch Communications, Inc. by our wholly owned subsidiary.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MULTI-LINK TELECOMMUNICATIONS, INC,
                                         (Registrant)




Date: May 15, 2000                        /s/ Nigel V. Alexander
------------------                        --------------------------------------
                                          Nigel V. Alexander,
                                          Chief Executive Officer.



Date: May 15, 2000                        /s/ Shawn B. Stickle
------------------                        --------------------------------------
                                          Shawn B. Stickle,
                                          President and Chief Operating Officer.



Date: May 15, 2000                        /s/ David J. C. Cutler
------------------                        --------------------------------------
                                          David J.C. Cutler,
                                          Chief Financial Officer.