Form 10QSB
period 2000-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-08-14
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:


       Class                                      Outstanding August 14, 2000
--------------------------                        ---------------------------
Common Stock, No par value                             4,084,290 shares

         Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

              MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  PAGE

Consolidated Balance Sheet, June 30, 2000.                                     3

Consolidated Statements of Operations and Comprehensive Income -               4
Three Months Ended June 30, 2000 and 1999 and Nine Months ended June 30, 2000 and 1999.

Consolidated Statement of Cash Flows - Nine Months ended June 30,              5
2000 and 1999.

Notes to Consolidated Financial Statements.                                    6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15
Item 2.   Changes in Securities and Use of Proceeds.                          15
Item 3.   Defaults on Senior Securities                                       15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   15
Item 6.   Exhibits and Reports on Form 8-K.                                   15

Part I.   FINANCIAL INFORMATION
Item I. Financial Statements

                       Multi-Link Telecommunications, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                                                                         June 30,
                                                                                                           2000
                                                                                                         -------
ASSETS

Current Assets
                Cash & Cash Equivalents ..........................................................   $    614,600
                Marketable Securities, current ...................................................        295,820
                Accounts Receivable, net of allowance for doubtful accounts of $207,310 ..........      1,211,862
                Note Receivable ..................................................................        322,118
                Subscription Receivable ..........................................................        200,000
                Inventory ........................................................................         32,407
                Prepaid Expenses .................................................................        337,497

                                                                                                     ------------
                                Total Current Assets .............................................      3,014,304

Subscription Receivable ..........................................................................        800,000

Marketable Securities ............................................................................        292,273

Property & Equipment Net .........................................................................      4,639,268

Other Assets
                Deferred Financing Costs .........................................................         93,773
                Intangible Assets, net of amortization of $1,361,125 .............................      7,245,028

                                                                                                     ------------
TOTAL ASSETS .....................................................................................   $ 16,048,646
                                                                                                     ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
                Accounts Payable .................................................................   $    613,432
                Accrued Expenses .................................................................        540,448
                Customer Deposits ................................................................        128,635
                Deferred Revenue .................................................................        142,685
                Notes Payable and Current Portion of Long -Term Debt .............................        637,759

                                                                                                     ------------
                                Total Current Liabilities ........................................      2,062,959

Long-Term Debt, Net of Current Portion ...........................................................      3,783,693

STOCKHOLDERS' EQUITY
                Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued ........              0
                Common Stock no par value: 20,000,000 shares authorized, 4,084,290
                shares issued and outstanding ....................................................     11,921,548

                Loss on Investments available for sale ...........................................         (9,679)

                Accumulated Deficit ..............................................................     (1,673,875)
                                                                                                     ------------
                                Total Stockholders' Equity .......................................     10,237,994

                                                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................   $ 16,048,646
                                                                                                     ============

          See accompanying Notes to Consolidated Financial Statements.

                                      Multi-Link Telecommunications, Inc.
                        Consolidated Statements of Operations and Comprehensive Income
                                                  (Unaudited)

                                                                     Three Months Ended                      Nine Months Ended
                                                                 June 30,           June 30,            June 30,         June 30,
                                                                   2000               1999               2000              1999
                                                                 -------            -------             -------          -------
NET REVENUES ...........................................       $ 3,113,638        $ 1,153,581        $ 8,262,473        $ 3,354,536

COST OF SERVICES AND PRODUCTS ..........................           687,715            197,256          1,747,237            595,990
                                                               -----------        -----------        -----------        -----------

GROSS MARGIN ...........................................         2,425,923            956,325          6,515,236          2,758,546

EXPENSES
              Sales & Advertising Expenses .............           368,540             84,862            998,708            271,830
              General & Administrative Expenses ........         1,531,163            543,593          4,044,685          1,497,432
              Non Recurring Pooling Expenses ...........           101,091                  0            101,901                  0
              Non Recurring Moving Expenses ............           122,179                  0            122,179                  0
              Depreciation .............................           129,135             36,843            295,788            105,634
              Amortization .............................           290,375             67,870            697,608            155,458
                                                               -----------        -----------        -----------        -----------
                     Total Expenses ....................         2,542,483            733,168          6,260,059          2,030,354

INCOME (LOSS) FROM OPERATIONS ..........................          (116,560)           223,157            255,178            728,192


INTEREST INCOME (EXPENSE) NET AND OTHER ................           (90,434)           (80,889)          (200,220)          (291,210)

                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................          (206,994)           142,268             54,958            436,982


PROVISION FOR INCOME TAXES .............................            (6,536)           (24,174)           (11,252)           (73,878)

                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) ......................................       $  (213,530)       $   118,094        $    43,706        $   363,104

UNREALIZED PROFIT (LOSS) ON INVESTMENTS ................             5,522             (5,821)             1,633             (5,821)
AVAILABLE FOR SALE
                                                               -----------        -----------        -----------        -----------

COMPREHENSIVE INCOME (LOSS) ............................       $  (208,008)       $   112,273        $    45,339        $   357,283
                                                               ===========        ===========        ===========        ===========

NET INCOME (LOSS)  PER COMMON SHARE
              Basic ....................................       $     (0.05)       $      0.04        $      0.01        $      0.16
              Diluted ..................................       $     (0.05)       $      0.04        $      0.01        $      0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
              Basic ....................................         3,956,301          2,825,942          3,824,375          2,320,732
              Diluted ..................................         3,956,301          3,048,326          4,011,660          2,534,677


          See accompanying Notes to Consolidated Financial Statements.

                                        Multi-Link Telecommunications, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                                                           Nine Months Ended
                                                                                                      June 30,            June 30,
                                                                                                        2000               1999
                                                                                                      -------             -------
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME (LOSS) ........................................................................         $    43,706          $   363,104

ADJUSTMENTS  to  reconcile  net  profit  to net
cash  generated  from  (used in) operating activities ....................................
              Depreciation and Amortization ..............................................             993,396              261,092
              Amortization of Debt Discount and Issuance Costs ...........................              21,876               21,525
              Bad Debt Expense ...........................................................             190,683               28,415

CHANGES IN OPERATING ASSETS & LIABILITIES
              (Increase)/Decrease in Accounts Receivable .................................            (877,918)            (129,698)
              (Increase)/Decrease in Inventory ...........................................              (8,235)              11,479
              (Increase)/Decrease in Prepayments .........................................            (186,191)              71,572
              Increase/(Decrease) in Accounts Payable ....................................             317,998              (46,587)
              Increase/(Decrease) in Accrued Expenses ....................................          (1,130,704)            (132,239)
                                                                                                   -----------          -----------
NET CASH (Used in)/Provided by Operating Activities ......................................            (635,389)             448,663

CASH FLOW FROM INVESTING ACTIVITIES
              Purchase of Subscriber Accounts ............................................            (334,674)            (507,428)
              Purchase of Fixed Assets ...................................................          (1,578,082)            (128,884)
              Advance on Note Receivable .................................................            (322,118)                   0
              Sale of Marketable Securities ..............................................           3,195,266                    0
              Unrealized Loss on Investments .............................................               1,633                    0
              Deferred Financing Costs ...................................................               1,038                    0
              Investment in Associated Company ...........................................                   0              (35,484)
              Purchase Cashtel ...........................................................            (258,320)                   0
              Purchase of Hellyer Communications' Business and Assets ....................          (1,419,936)                   0
              Purchase of One Touch Communications' Business and Assets ..................          (1,152,060)                   0
                                                                                                   -----------          -----------
                  Total Cash Flow (used in) Investing Activities .........................          (1,867,253)            (671,796)

CASH FLOW FROM FINANCING ACTIVITIES
              Payment of Related Party Notes Payable .....................................             (17,569)            (718,191)
              Advances under Related Party Notes Payable .................................                   0               80,000
              Advances under Notes Payable ...............................................           3,591,863              350,000
              Payments of Notes Payable ..................................................          (1,211,126)          (2,439,946)
              Repurchase of Outstanding Shares ...........................................                   0               (5,721)
              Proceeds from Issuance of Common Stock .....................................             105,172            8,870,000
              Customer Deposits ..........................................................             128,635                    0
              Net effect of pooling VoiceLink ............................................              10,726                    0
              Costs of equity raising ....................................................             (62,719)          (1,630,430)
                                                                                                   -----------          -----------
                  Total Cash Flow provided by Financing Activities .......................           2,544,982            4,505,712

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS ...........................................              42,340            4,282,579

Cash and Cash Equivalents at the beginning of the period .................................             572,260              626,218
                                                                                                   -----------          -----------
Cash and Cash Equivalents at the end of the period .......................................         $   614,600          $ 4,908,797
                                                                                                   ===========          ===========

(continued)










          See accompanying Notes to Consolidated Financial Statements.

                                      5(a)

                                        Multi-Link Telecommunications, Inc.
                                 Consolidated Statements of Cash Flows (Continued)
                                                    (Unaudited)
                                                                                                           Nine Months Ended
                                                                                                      June 30,            June 30,
                                                                                                        2000               1999
                                                                                                      -------             -------


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest ...................................................................         $   200,937          $   272,698
                                                                                                   -----------          -----------
Cash paid for taxes ......................................................................         $         0          $     9,792
                                                                                                   -----------          -----------
Conversion of note payable to equity .....................................................         $         0          $    35,000
                                                                                                   -----------          -----------
Consultancy and non-compete agreements acquired for equity ...............................         $   956,624          $         0
                                                                                                   -----------          -----------
Business and assets of One Touch acquired for equity .....................................         $ 2,020,000          $         0
                                                                                                   -----------          -----------
Capital stock of VoiceLink of Florida, Inc acquired for equity ...........................         $   132,000          $         0
                                                                                                   -----------          -----------
Subscriber accounts acquired for equity ..................................................         $    20,535          $         0
                                                                                                   -----------          -----------
Fixed assets purchased through debt ......................................................         $ 1,105,472          $         0
                                                                                                   -----------          -----------
Net liabilities assumed in business combination accounted for as a purchase ..............         $   769,022          $         0
                                                                                                   -----------          -----------
Capital stock issued on June 30, 2000, proceeds received after quarter end ...............         $ 1,000,000          $         0
                                                                                                   -----------          -----------












          See accompanying Notes to Consolidated Financial Statements.

                                      5(b)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1    Basis of Presentation

     The   accompanying    unaudited   financial    statements   of   Multi-Link
Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB which includes audited financial statements for the years ended September 30, 1998 and 1999.

Note 2    Basis of Consolidation

     On November 19, 1999 Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. for a combination of cash, assumption of certain liabilities and common stock valued at $4.2 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and
Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.61 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The purchase price was $1.1 million in cash and the assumption of approximately $2.1 million in liabilities. $956,000 in restricted common stock was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999.

     On November 29, 1999 Hellyer Communications Services, Inc., acquired 9,416 residential voice-messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $258,320 in cash and $20,536 in common stock. The revenues and expenses of these accounts have been consolidated with those of Multi-Link Telecommunications, Inc., effective November 29, 1999.

     On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.88 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.12 million, $1.1 million in cash and $2.02 million in restricted common stock. The sellers have agreed to hold the common stock for up to two years from the date of closing. The results of the One Touch business have been consolidated with those of Multi-Link Telecommunications, Inc. effective January 6, 2000.

     On March 31, 2000, Multi-Link Telecommunications, Inc., acquired 100% of the outstanding capital stock of VoiceLink Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The purchase price was $4.88 million paid through the issue of 406,488 restricted common shares at a price of $12.00 per share. The acquisition was accounted for as a pooling of interests, and the results of the VoiceLink business have been consolidated with those of Multi-Link Telecommunications, as if the two businesses had been merged throughout the periods presented. Included in net income for the three months and nine months ended June 30, 2000 was net income from VoiceLink, Inc. of $23,000 and $105,000, respectively after expensing non-recurring pooling expenses of $101,000. Included in net income for the three months and nine months ended June 30, 1999 was net income from VoiceLink, Inc. of $39,000 and $121,000, respectively.

     Effective May 1, 2000 Multi-Link Telecommunications, Inc., acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink, Inc., a wholly owned subsidiary of Multi-Link Telecommunications, Inc., had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to Multi-Link Telecommunications, Inc. and has been included in interest income (expense) net and other within the consolidated statements of operation and comprehensive income. The purchase price for the remaining 50% of outstanding share capital of VoiceLink of Florida, Inc. was $132,000 which was paid through the issuance of 12,000 restricted common shares of Multi-Link Telecommunications, Inc. at a market price of $11.00 per common share. The acquisition was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. have been consolidated with those of Multi-Link Telecommunications, Inc., effective May 1, 2000.

Note 3    Subscription Receivable

     On June 30, 2000 Glenayre Technologies, Inc. subscribed $1 million for stock and warrants in Multi-Link Telecommunications, Inc. Full details of the transaction are set out in Note. 5 below. None of the proceeds of the stock issue were received prior to the end of the quarter. Accordingly the proceeds have been recorded in the balance sheet at June 30, 2000 as Subscription Receivable. $800,000 of the proceeds of the stock issue are held in an escrow account by Glenayre Technologies, Inc. and the use of these funds is restricted to the purchase of Glenayre messaging equipment. These funds have been categorized as long-term assets. The balance of $200,000 of the proceeds of the stock issue were subsequently remitted to us, can be used at our discretion, and have been categorized as a current asset.

Note 4    Notes Payable

     During the nine months ended June 30, 2000 Multi-Link Telecommunications, Inc. drew $1.2 million under its five-year term loan with Westburg Media Capital and $400,000 under its margin facility with PaineWebber, Inc. to repay lease and loan facilities and provide additional working capital.

     Multi-Link Telecommunications, Inc., through its wholly owned subsidiaries Hellyer Communications Services, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc, also entered into seven equipment financing facilities with terms between thirty six and sixty months, at interest rates between 9.25% and 10.5% per annum for a total of $1.92 million and one ten year property loan for $76,000 at an interest rate of 10.25% per annum. These funds were used to repay existing leases and to finance the purchase of additional voice messaging equipment.

Note 5    Stockholders' Equity

     On May 15, 2000, 40,123 shares of common stock were issued for $105,000 under the terms of our approved stock option plan.

     On June 30, 2000, 104,439 restricted shares of common stock were issued at $9.57 per share together with a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $14.3625 to Glenayre Technologies, Inc. for a total purchase price of $1 million. As part of this transaction, we contracted to purchase not less than $2.5 million of messaging equipment from Glenayre over the next three years at standard list price. $800,000 of the $1,000,000 million stock purchase consideration was retained in an escrow account by Glenayre to fund part of these contracted purchases.

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

     From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp. at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp. with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% per annum over prime rate. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years. Subsequently we have now drawn down a further $1.2 million under this facility to finance our program of acquisitions and provided additional working capital finance.

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

Acquisitions

     On November 17, 1999 we competed the acquisition of substantially all of the business, assets and certain liabilities of Hellyer Communications, Inc., a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. As a result, our financial statements include the revenues and expenses of Hellyer from the date of acquisition through June 30, 2000.

     On November 29, 1999 we completed the acquisition of 9,416 residential voice-messaging subscribers from BFG of Illinois, Inc. doing business as Cashtel, Inc. in Chicago. As a result, our financial statements include the revenues and the expenses of these subscribers from the date of the acquisition through June 30, 2000.

     On January 6, 2000, we completed the acquisition of all of the business, assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. As a result, our financial statements include the revenues and expenses of One Touch from the date of acquisition through June 30, 2000.

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

     On May 1, 2000 we acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink, Inc., a wholly owned subsidiary of Multi-Link Telecommunications, Inc., had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to Multi-Link Telecommunications, Inc. and has been included in interest income (expense) net and other within the consolidated statements of operation and comprehensive income. The acquisition of the remaining 50% of the capital stock of VoiceLink of Florida, Inc. was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. have been consolidated with those of Multi-Link Telecommunications, Inc., effective May 1, 2000.

Results of Operations

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999.

     The results for the quarter ended June 30, 2000 include the results for all the acquisitions described above for the periods stated. The results for the quarter ended June 30, 1999 have been restated to include the results of VoiceLink Inc., the acquisition of which has been accounted for as a pooling of interests.

     Net Revenues. Our revenues for the quarter ended June 30, 2000 were $3,114,000 compared to $1,154,000 for the fiscal quarter ended June 30, 1999, an increase of 170%. The increase was due to the combined result of (a) continuing internal growth in our base of customers at Multi-Link in Denver and an increase in the price charged by us for certain messaging services at our Denver operation in July 1999. These factors combined generated 22% internal growth -
$121,000, and (b) the inclusion of revenues from the various acquisitions described above - $1,839,000.

     Cost of Services and Products. Cost of services and products for the fiscal quarter ended June 30, 2000 was $688,000, compared to $197,000 for the fiscal quarter ended June 30, 1999, an increase of 249%. The increase was due to the various acquisitions described above.

     Gross Profit Margin. Gross margin for the fiscal quarter ended June 30, 2000 was $2,426,000 compared to $956,000 for the fiscal quarter ended June 30, 1999, an increase of 154% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin declined from 83% for the three months ended June 30, 1999 to 78% for the three months ended June 30, 2000. The decline resulted from the change in our business mix as a result of the various acquisitions detailed above. Our gross profit margin on automated business messaging services is higher than the gross profit margin on business live answering and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the three months ended June 30, 2000 were $369,000 compared to $85,000 for the three months ended June 30, 1999, an increase of 334% This increase was due to the inclusion of sales and advertising expenses from the various acquisitions described above - $161,000, and the cost of operating our new residential telesales center - $123,000.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 were $1,531,000 compared to $544,000 for the three months ended June 30, 1999. This increase of 181% was due to (a) the costs associated with our becoming a public company, including investor relations expenses, transfer agent fees, legal fees, accounting fees, other professional expenses, and increases in management salaries - $135,000 and (b) the inclusion of general and administrative expenses from the various acquisitions described above, including a broad based reorganization at Hellyer Communications Services, Inc. - $725,000, and (c) the costs of operating the new residential telesales center - $127,000.

     Non Recurring Pooling Expenses. In the three months ended June 30, 2000 we incurred professional fees in connection with the acquisition of VoiceLink, Inc. of $101,000. As the acquisition was accounted for as a pooling of interests all the costs of the acquisition were expensed rather than being capitalized. No such expenses were incurred in the three months ended June 30, 1999 and these expenses will not recur in the future.

     Non Recurring Moving Expenses. During the three months ended June 30, 2000 we relocated the offices of our 100% owned subsidiary, Hellyer Communications Services, Inc. The costs incurred in respect of this relocation totaled $122,000. No such expenses were incurred in the three months ended June 30, 1999 and these expenses will not recur in the future.

     EBITDA - Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA for the three months ended June 30, 2000 was $303,000 compared to $328,000 for the three months ended June 30, 1999, a decrease of 8%. This decrease was caused by non-recurring costs incurred in respect of pooling expenses ($101,000) and moving costs ($122,000). EBITDA for the three months ended June 30, 2000, excluding these non-recurring charges, was $526,000, an increase of 60% over the three months ended June 30, 1999. This is the result of the inclusion of the various acquisitions detailed above."EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the three months ended June 30, 2000 was $129,000 compared to $37,000 for the three months ended June 30, 1999. This increase of 249% was due to increased purchases of equipment and the inclusion of the various acquisitions described above.

     Amortization. Amortization was $290,000 for the three months ended June 30, 2000 compared to $68,000 for the three months ended June 30, 1999. This increase of 326% was due to (a) continued customer account purchases from our base of independent sales agents in the Denver area, (b) amortization of goodwill on the various acquisitions described above and (c) the amortization of the non compete agreement and consulting agreement with Jerry L. Hellyer relating to the Hellyer acquisition.

     Income (Loss) from Operations. Loss from operations was $(117,000) for the three months ended June 30, 2000 compared to a profit from operations of $223,000 for the three months ended June 30, 1999, due to the factors described above.

     Net Interest Income (Expense). Net interest income (expense) for the three months ended June 30, 2000 was $(90,000) compared to $(81,000) for the three months ended June 30, 1999, a increase of 11%.

     Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2000 was $7,000 compared to $24,000 for the three months ended June 30, 1999, a decrease of 58% due to the taxable losses generated in the current quarter due to the factors described above.

     Net Income (Loss) and Comprehensive Income (Loss). We incurred a net loss of $(214,000) for the three months ended June 30, 2000, compared to a net income of $118,000 for the three months ended June 30, 1999, due to the factors outlined above. The comprehensive loss for the three months ended June 30, 2000 was $(208,000), $6,000 less than the net loss of $(214,000). The difference of $6,000 relates to a reduction in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The comprehensive income for the three months ended June 30, 1999 was $112,000, $6,000 less than the net income of $118,000. The difference of $6,000 was due to unrealized losses on our portfolio of marketable securities, which are held as available for sale investments.

Nine Months ended June 30, 2000 compared to Nine Months ended June 30, 1999.

     The results for the nine months ended June 30, 2000 include the results for the acquisitions described above for the periods stated. The results for the nine months ended June 30, 1999 have been restated to include the results of VoiceLink Inc., the acquisition of which has been accounted for as a pooling of interests.

     Net Revenues. Our revenues for the nine months ended June 30, 2000 were $8,262,000 compared to $3,355,000 for the nine months ended June 30, 1999, an increase of 146%. The increase was the combined result of (a) continuing internal growth in our base of customers at Multi-Link in Denver and an increase in the price charged by us for certain messaging services at our Denver operation in July 1999. These factors combined generated 24% internal growth -
$377,000, and (b) the inclusion of revenues from the various acquisitions described above - $4,530,000.

     Cost of Services and Products. Cost of services and products for the nine months ended June 30, 2000 was $1,747,000, compared to $596,000 for the nine months ended June 30, 1999, an increase of 193%. The increase was the result of the various acquisitions described above.

     Gross Profit Margin. Gross margin for the nine months ended June 30, 2000 was $6,515,000 compared to $2,759,000 for the nine months ended June 30, 1999, an increase of 136% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin declined from 82% for the nine months ended June 30, 1999 to 79% for the nine months ended June 30, 2000. The decline comes from the change in our business mix as a result of the various acquisitions detailed above. Our gross profit margin on automated business messaging services is higher than the gross profit margin on business live answering and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the nine months ended June 30, 2000 were $999,000 compared to $272,000 for the nine months ended June 30, 1999, an increase of 267%. This increase resulted from the inclusion of sales and advertising expenses from the various acquisitions described above - $427,000, and the operation of our new residential telesales center at a cost of $300,000.

     General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2000 were $4,045,000 compared to $1,497,000 for the nine months ended June 30, 1999. This increase of 170% was due to (a) the costs associated with our becoming a public company, including investor relations expenses, transfer agent fees, legal fees, accounting fees, other professional expenses and increases in management salaries - $375,000, and (b) the inclusion of general and administrative expenses from the various acquisitions described above, including a broad based reorganization at Hellyer Communications Services, Inc. - $1,946,000, and (c) the costs of operating the new residential telesales center - $227,000.

     Non Recurring Pooling Expenses. During the nine months ended June 30, 2000 we incurred professional fees in connection with the acquisition of VoiceLink, Inc. of $101,000. As the acquisition was accounted for as a pooling of interests all the costs of the acquisition were expensed rather than being capitalized. No such expenses were incurred in the nine months ended June 30, 1999 and these expenses will not recur in the future.

     Non Recurring Moving Expenses. During nine months ended June 30, 2000 we relocated the offices of our 100% owned subsidiary, Hellyer Communications Services, Inc. The costs incurred in respect of this relocation totaled $122,000. No such expenses were incurred in the nine months ended June 30, 1999 and these expenses will not recur in the future.

     EBITDA - Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA for the nine months ended June 30, 2000 was $1,249,000 compared to $989,000 for the nine months ended June 30, 1999, an increase of 26%. The increase is the result of the inclusion of the various acquisitions detailed above. EBITDA for the nine months ended June 30, 2000, excluding the non-recurring charges for pooling expenses ($101,000) and moving expenses ($121,000) was $1,472,000, an increase of 49% over the quarter to June 30, 1999. This is the result of the inclusion of the various acquisitions detailed above."EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation of Equipment. Depreciation expense in the nine months ended June 30, 2000 was $296,000 compared to $106,000 for the nine months ended June 30, 1999. This increase of 179% was due to increased purchases of equipment and the inclusion of the various acquisitions described above.

     Amortization. Amortization was $698,000 for the nine months ended June 30, 2000 compared to $155,000 for the nine months ended June 30, 1999. This increase of 350% was due to (a) continued customer account purchases from our base of independent sales agents in the Denver area, (b) amortization of goodwill on the various acquisitions described above and (c) the amortization of the non compete agreement and consulting agreement with Jerry L. Hellyer relating to the Hellyer acquisition.

     Income (Loss) from Operations. Income from operations was $255,000 for the nine months ended June 30, 2000 compared to $728,000 for the nine months ended June 30, 1999, a decrease of 65% due to the factors outlined above.

     Net Interest Income (Expense). Net interest expense for the nine months ended June 30, 2000 was $(200,000), compared to $(291,000) for the nine months ended June 30, 1999, a decrease of 31%. The decrease was attributable to the significantly lower levels of debt after our initial public offering in May 1999.

     Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 2000 was $11,000 compared to $74,000 for the nine months to June 30, 1999, a decrease of 85% due to the availability of net operating losses in Multi-Link Telecommunications, Inc. to offset taxable profits arising in VoiceLink, Inc. after the date of VoiceLink, Inc.'s acquisition in March 2000.

     Net Income (Loss) and Comprehensive Income (Loss). We achieved a net income of $44,000 for the nine months ended June 30, 2000, compared to a net income of $363,000 for the nine months ended June 30, 1999, an decrease of 88% due to the factors outlined above. The comprehensive income for the nine months ended June 30, 2000 was $45,000, $1,000 more than the net income of $44,000. The difference of $1,000 relates to a decrease in the level of unrealized losses on our portfolio of marketable securities, which are held as available for sale investments. The comprehensive income for the nine months ended June 30, 1999 was $357,000, $6,000 less than the net income of $363,000. The difference of $6,000 relates to unrealized losses on our portfolio of marketable securities, which are held as available for sale investments.

Liquidity and Capital Resources

     We continue to meet our capital requirements through (a) cash provided from continuing operations, (b) the $1 million equity investment from Glenayre Technologies, Inc., (b) a $2.1 million line of credit provided by Westburg Media Capital, and (c) various long-term equipment leasing facilities.

     As of June 30, 2000 we were current on our obligations to all lenders and in compliance with all debt covenants. As of June 30, 2000, we had available cash of $614,000, marketable investments, net of the related margin facility, of $179,000, subscriptions receivable from Glenayre Technologies, Inc. of
$1,000,000 ($800,000 of which is restricted for the purchase of Glenayre messaging equipment) and available undrawn loan facilities of $940,000.

     For the nine months ended June 30, 2000 net cash used in operations was approximately $(635,000) compared to net cash provided by operations of $449,000 for the nine months ended June 30, 1999. The majority of this $1,084,000 variance arises from a one-time increase in accounts receivable at Hellyer Communications Services, Inc. on the introduction of a third party billing agent for residential customers that results in a four month delay in receiving payment from Ameritech. Net cash used in investing activities in the nine months ended June 30, 2000 for the purchase of the Hellyer Communications and One Touch Communications businesses, subscriber accounts (including those acquired from B.F.G. of Illinois Inc.) and fixed assets, less the proceeds realized from the sale of marketable securities, was $(1,867,000) compared to $(672,000) for the nine months ended June 30, 1999. During the nine months ended June 30, 2000, financing activities generated $2,545,000 of net cash the majority of which ($2.3 million) arose from a net increase in long term debt. This compares to $4,506,000 generated from financing activities in the nine months to June 30, 1999 which arose from $7.2 million of net equity raised through a private placement and the initial public offering, less repayment of net debt of $2.7 million.

     We anticipate that our existing cash balances, marketable securities and subscription receivable from Glenayre Technologies, Inc., together with internally generated funds from operations and the Westburg revolving term loan will be sufficient to meet our presently projected operating requirements for the next 12 months.

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

Item 2.   Changes in Securities.

          Recent Sales of Unregistered Securities

               In May 2000, we acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc. and we issued 12,000 shares of our common stock to Robert Thomas as consideration for the acquisition. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act. Mr. Thomas represented that he was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

               On May 26, 2000, we issued 2,220 shares of our common stock to BFG of Illinois, Inc. doing business as Cashtel, Inc. in connection with our purchase from Cashtel of certain subscriber accounts. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act. Cashtel represented that it was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

               On June 30, 2000, we issued 104,439 shares of our common stock and warrants to purchase 100,000 shares of our common stock at an exercise price of $14.3625 to Glenayre Technologies, Inc. for a total purchase price of $1,000,000. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 under Securities Act. Glenayre represented that it was an "accredited investor" as that term is defined in Rule 501 under the Securities Act. No underwriters were engaged in connection with such issuances.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits.

          27.1     Financial Data Schedule

     b.   Reports on Form 8-K.

          On April 14, 2000, we filed a Form 8-K under Item 2 to report the acquisition of all of the outstanding common stock of VoiceLink, Inc.

          On May 16, 2000, we filed a Form 8-K under Item 5 to release the financial results of Multi-Link for April, 2000, pursuant to the requirements of Accounting Series Release No. 135 as interpreted by Staff Accounting Bulletin No. 65.

          On May 30, 2000, we filed a Form 8-K under Item 5 to report a letter of intent with Glenayre Technologies, Inc., pursuant to which Glenayre was to purchase shares of Multi-Link common stock.

          On June 12, 2000,  we filed a Form 8-K/A  amending  and  supplementing
          Item 7 of our filing on Form 8-K dated April 14, 2000, reporting the acquisition of all of the outstanding common stock of VoiceLink, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MULTI-LINK TELECOMMUNICATIONS, INC,
                                         (Registrant)




Date: August 14, 2000                     /s/ Nigel V. Alexander
---------------------                     --------------------------------------
                                          Nigel V. Alexander,
                                          Chief Executive Officer.



Date: August 14, 2000                     /s/ Shawn B. Stickle
---------------------                     --------------------------------------
                                          Shawn B. Stickle,
                                          President and Chief Operating Officer.



Date: August 14, 2000                     /s/ David J. C. Cutler
---------------------                     --------------------------------------
                                          David J.C. Cutler,
                                          Chief Financial Officer.