Form 10KSB40
period 2000-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2000-12-27
CIK 1072313

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

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for its most recent fiscal year were $11,284,016.

     The aggregate market value of the voting common equity held by non-affiliates of the Registrant on December 21, 2000, was approximately $17,870,000 based upon the reported closing sale price of such shares on the Nasdaq SmallCap Market for that date. As of December 21, 2000, there were 4,084,650 shares outstanding of which 2,973,510 shares were held by non-affiliates.

     Documents Incorporated by Reference:  None.

     Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                       2000 ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

  ITEM                            DESCRIPTION                           PAGE
  ----                            -----------                           ----
Item 1.   Description of Business.....................................    1
Item 2.   Description of Property.....................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 5.   Market for Common Equity and Related Stockholder Matters....   12
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7.   Financial Statements........................................   21
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   21
Item 10.  Executive Compensation......................................   23
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 12.  Certain Relationships and Related Transactions..............   27
Item 13.  Exhibits and Reports on Form 8-K............................   27

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this document contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, the inability to raise additional capital, the availability of future acquisitions, the effects of general or regional economic and market conditions, increases in marketing and sales costs, intensity of competition, cost of technology, the availability of financing and our ability to manage our growth. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     We formed in 1996 as a Colorado corporation and are headquartered in Denver, Colorado. We provide basic voice mail, call routing, advanced integrated voice and fax messaging, and live answering services to small businesses in several major urban markets. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provide basic voice mail and paging services to consumers.

     Our objective is to become a leading provider of broad-based messaging and call routing services to small businesses and consumers in urban markets in the United States. The opportunity for us to realize this objective is created, in large part, by the anticipated technological obsolescence of existing automated voice messaging equipment installed in local telephone companies and businesses as unified messaging replaces basic voice mail. We plan to achieve our objective by acquiring voice messaging companies, improving their operations and upgrading customers to higher-priced unified messaging services as market demand for these services increases over the next few years.

     Our strategy is to offer a total messaging solution that is custom designed to meet the specific needs of each customer. Our customers can begin with basic voice mail services, and then upgrade to more advanced services as their needs change, or as they become willing to consider more advanced and higher-priced messaging solutions. These messaging services comprise approximately 95% of our revenue and include:

     - basic automated voice mail services;

     - call routing services;

     - live operator answering services; and

     - automated messaging services that integrate voice and fax messages.

     Beyond these core messaging services, we expect to expand our product line in 2001 with voice activated service access and unified messaging. "Unified messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines.

     In addition to messaging services, we also sell other services and products that link into our messaging services. In some cases, we act as agents for other telecommunications companies and receive sales commissions, and in other cases we purchase services and resell them to our customers. These products and services account for approximately 5% of our revenues. These services include:

     - pagers and paging services;

     - mobile telephones and mobile telephone services;

     - local dial tone services;

     - long distance telephone service; and

     - telephone systems.

     We currently provide a broad range of messaging and other related services to small businesses and consumers in the following markets:

     - Denver, CO

     - Detroit, MI

     - Raleigh, NC

     - Ft. Lauderdale, FL

     - Indianapolis, IN

     - Chicago, IL

     - Atlanta, GA

     We currently have approximately 10,000 business customers with approximately 44,000 individual users and approximately 35,000 residential customers.

     We plan to grow our revenues by selling our services to new and existing customers through our internal sales forces, by appointing third party agents to sell our services, and by developing distribution partnerships with other telecommunications companies. We believe that our rate of internal customer growth will accelerate when we offer unified messaging. Unified messaging both expands the market and improves our competitive position over the local Bell telephone companies who dominate the voice mail market today. In addition, we expect to increase our revenues by selling higher-priced unified messaging services to our current customers. We believe that our revenues will increase as these services gain broader market acceptance.

     We plan to enter new cities the same way we have in the past -- by acquiring an existing voice mail company with a substantial customer base and then installing a state-of-the-art messaging system manufactured by Glenayre Technologies, Inc. We used a portion of the funds raised in our initial public offering to acquire several companies in six different markets, where we have profitably executed this strategy. We believe there are approximately 4,200 voice mail companies around the country that are potential acquisition targets. We intend to use most of the proceeds of this offering for further acquisitions.

THE MESSAGING INDUSTRY

     We estimate that the U.S. messaging industry generates in excess of $5 billion in revenues each year. These revenues are divided among these categories:

     - automated voice mail service provided by the local Bell telephone companies and other competitive local exchange carriers;

     - automated voice mail service provided by local, independent service bureaus;

     - sale of basic voice mail equipment that connects to a customer's phone system;

     - live answering service provided by local independent service bureaus; and

     - automated unified messaging services.

     There is an established market for live operator answering services and automated voice mail for businesses. The market for unified messaging today is modest, but is growing rapidly. At the present time most small businesses have basic message-taking capability by subscribing to a service from their local Bell telephone company, or through the purchase of a voice mail machine that connects to their telephone system.

     Many people now take messages at home by using an answering machine or through a voice mail service provided by the local Bell telephone company. Voice mail has a significant advantage over answering machines because it works when the telephone line is in use, as well as when nobody answers the phone, which answering machines cannot do. We believe that the home voice mail market is currently experiencing high growth because of the increasing number of people now using the internet, which ties up the telephone line for long periods of time and makes voice mail a very useful service.

     In the future, we believe that unified messaging will be a significant market opportunity for specialist messaging service bureaus like us because we believe that:

     - eventually, more people will use unified messaging than use basic voice mail today and, as a result, overall market revenues will grow;

     - people will pay more for a unified messaging service than a basic voice mail service and, as a result, overall market revenues will grow as people upgrade from basic voice mail to unified messaging;

     - due to the complexity of unified messaging, the local telephone companies may be unwilling or unable to effectively deliver these services and, as a result, they will lose market share to specialist messaging companies like us;

     - unified messaging equipment will be more expensive to buy and more costly and time consuming to maintain than basic voice mail equipment, and as a result, businesses may prefer a service bureau solution;

     - it will be more economical for small businesses to use a service bureau than to install their own unified messaging equipment because unified messaging requires many more telephone lines and a permanent Internet connection to operate effectively; and

     - there is a widespread trend today for small businesses to outsource complex software applications to service bureaus instead of purchasing applications and employing staff with the necessary expertise to run and maintain complex applications such as unified messaging.

     As with the introduction of any new telecommunications service, it is difficult to predict exactly how long it will take for unified messaging services to gain broad market acceptance, if ever.

OVERVIEW OF OUR CURRENT AND FUTURE SERVICES

     We believe that broad market acceptance and adoption of some of the new messaging services described below will take several years. Because of this we consider it essential to offer basic automated voice messaging services that the mass market is already using until understanding of the value of the new services becomes widespread. Our business strategy is to acquire basic voice mail subscribers and then to offer these customers increasingly complex and higher-priced unified messaging services. We believe that customers will prefer to upgrade services from voice mail to unified messaging with their current provider rather than change their service provider entirely.

  Current Services Provided on Our Glenayre Messaging Equipment.

     Single Voice Mailbox for Small Business and Home. We provide single voice mailboxes to residences and small businesses for telephone answering. Using automated call-forwarding features programmed on the phone lines, incoming calls are transferred to a single mailbox when the line is busy or when it is not answered. Our standard mailbox has many useful features that currently are not available from the local Bell telephone companies or are provided by them as additional cost options. These features include:

     - several different outgoing greetings which play automatically according to the time of day;

     - the option for a caller to press the zero key to be transferred to another number; and

     - the option to have new messages notified to a pager or a mobile telephone.

     Multiple Box Business Voice Messaging Networks. We provide comprehensive voice messaging networks for small businesses. Every network is designed individually to meet each specific customer's needs. There are several ways callers can access the voice messaging system:

     - using automated call-forwarding features programmed on the customer's phone lines, incoming calls are transferred to a general company mailbox when the line is busy or is not answered. Callers then have the option to leave a message or to reach the mailbox of a specific individual through a directory;

     - incoming calls during normal business hours can be answered by a receptionist and then transferred to an individual voice mailbox if the person sought is not available; and

     - callers who wish to leave a message without interrupting the subscriber can dial the voicemail box directly without speaking with anyone.

     Each mailbox within the overall network can be individually programmed to send notification of new messages to a wide variety of pagers and mobile telephones, to forward callers to different numbers when the zero key is pressed, and to take advantage of the consolidated messaging, fax messaging and one number services described below.

     Consolidated Messaging Service. We offer a consolidated messaging service. A subscriber buys a voice mailbox from us. Call-forwarding is then established from all of the subscriber's phone lines -- home, business and mobile -- to the same voice mailbox. In this way, all voice messages are channeled automatically into one voice mailbox. This saves time, is more efficient and often saves money -- one mailbox instead of three.

     One Number "Find Me" Service. We offer one number service called "Constant Touch Service(R)." Callers who reach a subscriber's mailbox are given two options in the greeting. If immediate contact with the subscriber is not required, they are requested to leave a voice mail message. However, if they wish to speak to the subscriber immediately, they are instructed to press keys to activate the Constant Touch Service. Upon activation, the service requires the caller to state his or her name, which is recorded in the mailbox and the caller is placed on hold. Our messaging system immediately dials all of the subscriber's designated numbers simultaneously to try to reach the subscriber. Typically the system will dial a mobile phone number, a pager number, a home telephone number and an office direct line. If the subscriber is reached, the messaging system plays the name of the caller on hold and awaits instructions. The subscriber may elect to connect immediately with the caller, request that the caller leave a voice mail message, or terminate the call without offering the caller an opportunity to leave a message. By using Constant Touch Service, subscribers make it very simple for callers to reach them, yet maintain complete control over incoming calls. If the subscriber is not reached, the messaging system will request the caller to leave a voice mail message after an appropriate amount of time has elapsed.

     Over the next few years, we expect that this "find me" technology will revolutionize the way people communicate. It will no longer be necessary for callers to make multiple calls to reach someone. The work of finding the subscriber will be undertaken by the messaging system. In time, as communications practices change, we believe subscribers will give out their constant touch number as their primary contact number and all callers will leave messages or use the one number technology. The use of the messaging system as a primary contact point will also eliminate the interruption of non-urgent calls and may increase productivity.

     Unified Fax Messaging Service. We currently provide fax-messaging service. This enables subscribers to receive faxes into their unified mailbox which are stored as fax messages. The subscriber can download those faxes to any fax machine or personal computer, anywhere within the U.S.

     Automated Attendant Call Routing Service. We offer automated call routing services. Our system answers all incoming calls for a business and acts as a virtual receptionist. By pressing keys in response to a series of progressive menus, callers reach the person or department they require. The service provides fully automated call handling and often allows businesses to reduce or eliminate the cost of receptionist personnel. We believe that the service is particularly valuable to businesses with multiple locations in the same local calling area since all those businesses can now be linked through one central access telephone number. In the future we expect speech recognition technology to play a significant role in this type of service.

     Calling Card Functionality/Call Origination Capability. Subscribers can make local or long distance calls from within their voice mailbox. When they terminate a call, they are returned to the mailbox and may continue listening to other messages or make further calls.

     Live Operator Telephone Answering Services. In Indianapolis we offer a 24/7 "live operator" answering service. There are many situations in which live answering is considered superior to automated message taking. Live answering is often used in situations where human judgment is required -- for example, a late night doctor's answering service. We intend to expand the Indianapolis live answering service to serve our other geographic markets so that we can offer a total messaging solution to our customers in all markets.

     "Adtracker" Advertising Analysis Tool. With each Adtracker service package, a business customer is provided with a block of five local telephone numbers. Each different advertisement placed by the business lists a separate contact telephone number, which is not the advertiser's main office telephone number. When callers dial any of the numbers in response to the advertising, the call passes momentarily through our system and is immediately transferred to the advertiser's main office telephone number and handled in the normal way. The transit of the call through our equipment generates a call record that is printed through our billing system in the form of a monthly call log. The log gives time and date information for every call passing through the system. By comparing the call logs to the advertising, our customers can identify patterns in the responses and determine how best to buy advertising in the future.

  Current Services Sold by Us But Provided by Other Telecommunications Service Providers.

     Local and Nationwide Toll Free Access to all Services. All subscribers receive a local telephone number to access their messaging system from within their local calling area. Subscribers who travel outside their local calling area may purchase a dedicated "888" number to facilitate easy message retrieval. We bill the toll charges on their monthly bill.

     Paging Services. We are an authorized reseller of alphanumeric and numeric paging services of several national carriers including Paging Network, Inc., Mobilcomm, Arch Communications and Contact Communications. Pagers are used extensively for notification of new messages and to advise of Constant Touch callers awaiting attention.

     Mobile Telephone Services. We are an authorized agent for the sale of mobile telephone service and handsets for several national airtime providers including Verizon Wireless, Nextel Communications and Voicestream Wireless. We seek to sell these products to our customers in connection with our voice messaging service, which integrates extensively with mobile telephone service.

     Telephone Systems. We are an authorized sales agent for Vodavi Communications telephone systems and seek to provide sales and service to our business customers as a method of generating incremental revenues and strengthening our customer relationships.

     Long Distance Service. We are an authorized agent for several long distance carriers including Qwest Communications and Frontier Communications.

     Local Dial Tone Service. We are an authorized agent for Access Integrated Networks, a provider of local telephone services.

  Planned Future Services and Features to be Provided on Our Glenayre Messaging Equipment.

     Voice Activated Commands to Control our Automated Messaging Service. At the present time, almost all voice-messaging systems respond to tones created by key presses on the Dial Tone Modulated Frequency or "DTMF" keypad. The exclusive use of the DTMF keypad has significant disadvantages to the mobile user who may often wish to use the messaging system when driving or performing other complex tasks. The use of speech recognition technology will allow subscribers to simply speak commands to the messaging system rather than using key presses. In addition to the benefits to mobile users, the use of speech recognition will facilitate faster navigation through complex menus and offer more intuitive access to less frequently used functions of the messaging system. We believe that speech recognition technology is one of the most exciting developments in the messaging industry. We expect to offer services using speech recognition technology in early 2001.

     Unified Messaging Service for Voice Messages, Fax Messages and Internet Based E-Mail. Glenayre is developing a unified messaging service that will store Internet e-mail messages alongside existing voice and fax messages in one mailbox. The service will allow our subscribers to retrieve e-mail messages over the telephone, through a fax machine, or through their personal computer. Fax messages can be downloaded to a fax machine or a personal computer, anywhere in the U.S. Voice messages can be played over the telephone or through a personal computer via the Internet. Messages of all types can be downloaded to a laptop computer, responses formulated, and then the responses uploaded to the messaging system for distribution to other parties as required. We expect to begin offering unified e-mail messaging in early 2001.

DISTRIBUTION METHODS AND INSTALLATION OF NEW SERVICE ORDERS

     Business Services. Some of our business customers buy service from our small base of independent sales agents. However, we sell most of our business products and services through our local internal sales representatives using the following methodology:

     - We introduce ourselves by telemarketing carefully targeted business demographics from our central business telemarketing center in Indianapolis. We schedule face-to-face appointments for our local sales representatives to visit potential customers to determine if our services can be usefully deployed.

     - Our trained sales people attend these appointments and analyze how each business uses local phone lines, pagers, mobile phones and the Internet to communicate with their employees, customers, suppliers and others. Our sales personnel then custom design messaging and call routing services that can improve the way that business communicates. Virtually every customer has different requirements and we find that we can help most businesses in some way.

     - Our contracts have an initial term of twelve months and become month-to-month at expiration of the initial term. Once a contract is signed, installation commences.

     - Our customer service department programs our messaging equipment to achieve the messaging and call routing model designed by the sales person.

     - Once complete, a trainer visits the customer at its location and teaches its employees how to use the service to best effect, and assists with the recording of appropriate greetings and outgoing messages.

     - Once training is completed, we place call-forwarding orders with the local telephone company on behalf of the customer to begin transferring calls to our messaging equipment in accordance with the routing model.

     - Once call-forwarding is established, we carefully check that all service linkages are working correctly and confirm the successful installation with the customer. Once this is done, our installation is complete. The whole sales cycle and installation process can be completed in as little as one week.

     Consumer Services. Consumer messaging services are less complicated than business service and can be sold over the telephone without a face-to-face meeting with a sales agent. Therefore, we can sell residential messaging and paging services anywhere in the country from our telesales operation in Indianapolis, Indiana. Our call center has the physical infrastructure to accommodate 82 sales agents. Currently, we have approximately 40 sales agents.

     We call homes between the hours of 12:00 p.m. and 8:00 p.m. to invite them to buy our voice mail service. We are extremely careful not to pressure people unduly, and not to accept orders from unauthorized persons or minors. For verification purposes we make a recording of new customers who accept our service. We have a zero tolerance policy for "cramming," which is the practice of adding unauthorized charges to customers' telephone bills.

     Once a residential customer purchases service, we send a "welcome pack," which includes an operating manual and precise instructions on how to set up the mailbox, which are very simple and easy to follow. We immediately place a call-forwarding order with the local Bell telephone company and service is established within two to three days. Approximately one week after the sale, we telephone the customer to check proper function of the system and to confirm complete satisfaction. During that follow-up call we also offer the opportunity to purchase a digital pager for prompt notification of new messages within the local area.

     Our cost of selling and installing services for new customers in the residential voice mail market is lower than the business market because everything is done over the telephone and through the mail, with no personal visit.

CUSTOMER BASE

     Our business customer base consists primarily of small businesses that have between one and 50 employees. This customer base includes many diverse business types. We have approximately 10,000 business customers with approximately 44,000 users. No single customer accounts for more than 0.1% of our total monthly revenues. Our typical business customer has five to ten employees. In addition, we have approximately 35,000 residential customers.

     We track customers who cancel our services so that we may take appropriate action to correct any perceived deficiencies in our service or respond to competitive threats. We find that we rarely lose customers to other service providers. The customers generally cancel service because they are either moving out of our service area, going out of business, or have grown to a size where they have decided to purchase a voice mail system of their own.

     Unlike some other telecommunications services such as paging and mobile telephones, all of our networks are custom designed and vary in price from system to system. As a consequence, we have found that measuring customer attrition in terms of number of subscribers is not useful. To calculate our attrition rate or "churn," as it is sometimes called in our industry, we continually calculate movements in our overall subscriber revenue base after removing the effects of new sales. In fiscal 1998, we calculated a churn rate of 1.21% per month, which would give a projected customer life of approximately 83 months. In fiscal 1999, we improved our overall churn rate to 0.35% per month, giving a projected average customer life of almost 24 years. We have not yet established these tracking systems in the companies we acquired since our fiscal 1999 year-end. We intend to introduce these systems and monitor churn carefully in all our markets and business areas in the future.

KEY SUPPLIERS, TECHNOLOGY AND MANAGEMENT INFORMATION SYSTEMS

     Equipment. Glenayre manufactures our voice messaging systems. Currently, we have nine Glenayre Modular Voice Processing systems, which are reliable, relatively easy to maintain and have historically experienced minimal downtime. We employ technicians who provide support for the Glenayre systems. In addition, Glenayre provides technical support via a direct modem link when necessary and provides periodic software upgrades to insure that we continue to offer updated services. There are several other manufacturers of voice messaging equipment that could supply our equipment needs if Glenayre were unable or unwilling to do so for any reason. We make no expenditures on research and development of any kind.

     On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we must purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. We have deposited $800,000 with Glenayre for these purchases. The volume purchase agreement is exclusive, however, we are permitted to purchase equipment from other vendors if Glenayre does not manufacture equipment that satisfies a particular application or if Glenayre fails to manufacture unified messaging equipment in compliance with standards set forth in the agreement. As of December 21, 2000, we had purchased or committed to purchase $636,000 of equipment towards satisfying this obligation. Glenayre owns approximately 6.5% of our outstanding common stock.

     Interconnection with Public Switched Networks. Our voice messaging systems are linked to the public switched telephone network using digital two-way direct inward dial telephone lines. Several telecommunications carriers provide these interconnection services, including: Qwest Communications, Ameritech, BellSouth, Frontier Communications and BTI. Due to the deregulation of the telecommunications industry in 1996, we believe that we will experience an increasing number of potential alternative suppliers for our interconnection needs and our interconnection costs may decrease over the coming years.

     Management Information Systems. We use an internally developed proprietary software package called "Encore" to maintain inventories of telephone numbers and to bill our customers each month. Encore was specifically developed to interface with the Glenayre MVP Messaging System to interpret call detail records and to generate usage-based charges for certain services.

COMPETITION

     Current Competition. The local Bell telephone companies have the largest share of the voice messaging services market and therefore constitute our primary competitors today. We obtain most of our small business customers by offering traditional voice messaging services that compare favorably with those provided by the local telephone companies in the following ways:

     - We offer live answering service, consolidated messaging service, one number service and other applications and features that are not currently offered by the local Bell telephone companies.

     - Our sales agents conduct a comprehensive analysis of every prospective customer's needs and custom design a voice messaging service to meet those specific needs. Generally, the local Bell telephone companies do not offer this type of individual analysis.

     - Our voice messaging service includes more standard features than the local Bell telephone companies.

     - We send customer trainers to teach new subscribers how to best use our messaging services. The local Bell telephone companies offer only telephone-based support.

     - We maintain a well-trained customer service staff that specializes in providing messaging services. By comparison, the local Bell telephone companies' customer service staff generally deals with a wide range of telephone line issues and, therefore, is not as knowledgeable as our specialist representatives.

     - We provide free help in reorganizing service configurations, adding users to, or deleting users from a network or simply helping customers understand the best way to use the voice messaging services. The local Bell telephone companies charge their customers whenever any service adjustment is required.

     - In some market areas we charge less than the local Bell telephone companies for what we believe is a superior service.

     Future Competition. We believe that the technological changes taking place in the messaging industry will change the competitive landscape and enable specialist messaging service providers like us to capture a larger market share than we have today. The new services described above require the provider of the messaging services to maintain complex messaging networks that interact with a broad range of other telecommunications services supplied by many different service providers. We believe that the provision and maintenance of the new services involves a level of complexity that is unattractive to the local Bell telephone companies and that they may be unable to compete successfully in this service category.

     In the future we expect to experience more active competition for unified messaging customers from wireless service providers and Internet service providers than from the local Bell telephone companies. We believe that we can compete effectively against these two groups because:

     - to operate an effective company messaging system requires every person in the company to have a mailbox -- including staff who never leave the office. Its far less expensive for a small company to purchase a messaging service for everyone than to subscribe to a wireless service for personnel who have no use for mobile communications;

     - wireless providers typically offer messaging services aimed at maximizing airtime consumption. Therefore, they do not support off-network traffic as well as our service offerings do; and

     - Internet service providers typically have minimal experience with the complex messaging systems commonly associated with a public switched telephone network, which is essential to establish and maintain an effective messaging system. We believe that they may not consider the size of this market to be worth the significant effort and expense necessary to gain this expertise.

BILLING OF SERVICES

     Business Services. We offer our business customers a variety of flexible billing options including monthly invoices, credit card, direct charge to bank account, annual prepay and, in some areas, billing on the local telephone bill. Most services provided to our business customers are billed directly by us on a monthly basis and we undertake all accounts receivable and collections activity internally. Some business customers in the Atlanta area are billed on their BellSouth telephone bill. As we continue with our acquisition plan, we believe that significant efficiencies and economies of scale can be obtained in the area of billing and collections by centralizing all billing, accounts receivable and collections activities at our Denver operations center.

     Consumer Services. Monthly charges for most of our consumer messaging customers are added to their local telephone service bill through an arrangement with Integretel Inc., a "consolidator" of third party telephone charges. Through this arrangement we are able to cost effectively bill and receive payment for small charges that average approximately $6.00 per household. In areas where we do not have a consolidator for consumer billing, we offer billing arrangements similar to those provided to businesses.

GEOGRAPHIC GROWTH THROUGH ACQUISITION OF BASIC VOICE MAIL SERVICE PROVIDERS

     Our business model depends on having locally situated voice mail systems in each market we serve so that subscribers can check messages without incurring long distance charges.

     In each market we need employees who are experienced in the provision of local voice mail services and in the differences that exist in the local telephone, paging and mobile services infrastructure. We believe it is most efficient for us to gain this knowledge and experience by acquiring one or more existing voice mail companies in each new market that we wish to serve.

     We believe that there are over 4,200 voice mail companies around the country that are potential acquisition targets. We believe that the opportunity for these business owners to combine their businesses with ours can be attractive to them for several reasons:

     - Over the next few years they will have to make substantial expenditures on unified messaging equipment to avoid becoming obsolete. Many small companies have inadequate financial resources to make such an investment.

     - They will likely cause their customers inconvenience as they require them to move from older voice mail systems to new systems capable of unified messaging. This transition can be made more acceptable to customers in the context of a change of ownership.

     - They will receive a capital sum for their business. However, we generally require management to continue their employment with us for at least one year after the acquisition to facilitate integration.

     To date, we have completed five acquisitions. We currently provide messaging services in Denver, Indianapolis, Chicago, Detroit, Raleigh, Atlanta and Fort Lauderdale.

COMPANY NAME                                    LOCATIONS SERVED            ACQUISITION DATE
------------                                    ----------------            ----------------
Voice Services, Inc. ................  Denver                               February 1996
Hellyer Communications, Inc. ........  Indianapolis, Detroit, and Chicago   November 1999
One Touch Communications, Inc........  Raleigh                              January 2000
VoiceLink, Inc. .....................  Atlanta                              March 2000
VoiceLink of Florida, Inc. ..........  Ft. Lauderdale                       May 2000

     In the long term, it is our intention to provide service using Glenayre messaging equipment exclusively. When we purchase a company using other technology, we intend to replace it with a Glenayre system and offer its customers the more advanced services of which the Glenayre system is capable. Although transitioning customers from one messaging system to another is not without risks and expense, our experience in transitioning customers from old systems to new Glenayre based services has been positive. In some cases, we can achieve significant increases in revenue when we upgrade basic voice mail customers to higher-priced advanced services.

     It is our intention to change the name and corporate identity of each acquired business to Multi-Link Communications, Inc. to be consistent throughout the United States.

     We intend to use most of the proceeds from this offering to acquire other voice messaging companies around the country. We anticipate that we will continue to use a mixture of cash, assumed debt, vendor financing, and the issuance of common stock to complete future acquisitions.

LOCAL GROWTH THROUGH ACQUISITION OF BASIC VOICE MAIL SUBSCRIBER BASES

     Once we have established a presence in any local market, we plan to make further acquisitions of voice messaging subscriber bases. In most cases, we will transfer the acquired customers to our Glenayre messaging systems and close the offices of the acquired business.

     Often, we will be able to serve the new customers on our existing network infrastructure without incurring additional costs. In situations where we purchase customer bases that have historically used nothing more than basic voice mail, we believe we can sell additional services and generate more revenue from the customer base than it has historically achieved.

     The price we pay to acquire their subscribers is based upon the historic operating cash flow of the business and not the increased net cash flow once we have moved the customers to our network and eliminated their costs. Thus, the purchase price for acquisitions of subscriber bases has a lower effective multiple of cash flows than for acquisitions of operating businesses where the expenses remain after the acquisition.

     To date, we have completed three acquisitions of this type. These acquisitions are made in the ordinary course of business and are not considered material.

COMPANY NAME                                            LOCATIONS SERVED   ACQUISITION DATE
------------                                            ----------------   ----------------
Bolder Voice Inc. ....................................  Denver             June 1999
BFG of Illinois, Inc. d/b/a Cashtel, Inc. ............  Chicago            November 1999
Amerivoice, Inc. .....................................  Chicago            November 2000

CENTRALIZATION OF KEY OPERATING FUNCTIONS

     We believe that we can gain operating efficiencies from the centralization of certain functions of acquired voice mail providers.

     Indianapolis, Indiana. Indianapolis is the headquarters for the following activities:

     - marketing department supporting both business and residential services in all geographic locations;

     - business-to-business telemarketing department making initial contact with small businesses and setting face-to-face sales appointments for our direct sales forces in all geographic locations;

     - business-to-business telesales department selling single mailbox messaging services to businesses with one to three employees;

     - business-to-business live answering service operating 24 hours a day, 365 days a year currently servicing Indianapolis, and which may serve all geographic areas in the future;

     - residential telesales department selling home messaging services in all geographic areas; and

     - residential customer service department servicing home messaging customers in all geographic areas.

     Business customer service will continue to be handled locally in each market. We believe that the local expertise regarding the complex interactions between messaging services and other telecommunications services will continue to be our key competitive advantage over the local Bell telephone companies, and that this cannot be effectively delivered on a centralized basis.

     Denver, Colorado. Denver is the headquarters for all our administrative activities. We plan to centralize billing, accounts receivable, collections and accounting in Denver by the end of calendar year 2001.

STRATEGIC RELATIONSHIPS

     We believe that our short operating history and lack of substantial capital resources have prevented us from establishing strategic relationships with other telecommunications service providers in the past.

     Sales Relationships. We intend to explore the possibility of partnering with larger telecommunications companies to offer our advanced messaging services to their business and residential customers. We believe it may be attractive to competitive local telephone companies and Internet service providers to partner with us to bring these complicated services to their customers, rather than to develop their own expertise and capabilities in this area.

     Interconnection Relationships. We intend to explore strategic partnerships with one or more competitive local telephone companies who might offer us lower cost arrangements for interconnection with the public switched telephone network than we currently have.

     Equipment Provider Relationship. We believe that our partnership with Glenayre insures that we remain on the forefront of messaging technology, and that it may lead to broader business opportunities. Glenayre, the provider of our voice messaging equipment, owns approximately 6.5% of our outstanding common stock and we have entered into a volume purchase agreement to purchase $2.5 million worth of Glenayre equipment through 2003.

INTELLECTUAL PROPERTY

     We hold no patents or patent applications. We have received a trademark registration from the U.S. Patent and Trademark Office for our Multi-Link logo.

GOVERNMENT REGULATION

     We are not regulated by any governmental authority in the provision of our services, which are classified as "deregulated services" under the terms of the Telecommunications Act of 1996. We believe that the government is decreasing its level of regulation over the telecommunications industry and that additional legislation or regulation affecting our business is unlikely.

     We hold a Radio Common Carrier license at our VoiceLink subsidiary operating in Atlanta, Georgia. This license entitles us to lower our public switched telephone network interconnection costs. We may seek such licenses in other cities where we provide service in the future.

     We have incurred no costs of any kind in complying with environmental laws and regulations imposed by any local, state or federal governmental body.

EMPLOYEES

As of December 21, 2000, we had 162 full-time and 5 part-time employees. We have no union or collective bargaining agreements with our employees and we consider employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

     Our corporate office and principal operating facility is presently located at 4704 Harlan Street, Suite 420, Denver, Colorado 80212. Currently, we lease the following facilities, containing, in the aggregate, approximately 42,507 square feet.

PROPERTY                                 YEAR LEASED   SQUARE FEET    EXPIRATION DATE     RENT/MONTH
--------                                 -----------   -----------    ---------------     ----------
Denver.................................  1999             6,059       February 13, 2006    $ 8,695
Indianapolis...........................  2000            27,500          April 21, 2005     35,969
Raleigh................................  1997             3,182           June 28, 2001      4,100
Atlanta................................  1997             4,864            May 14, 2002      4,053
Fort Lauderdale........................  2000               902      September 30, 2005        902

     We believe that our facilities are satisfactory for our purposes and in good condition.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings of any kind.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq SmallCap Market under the symbol "MLNK." Our currently outstanding public warrants trade on the Nasdaq SmallCap Market under the symbol "MLNKW." The table below sets forth for the quarters indicated the high and low per sale share price of common stock and warrants since we listed the common stock and warrants on the Nasdaq SmallCap Market on May 14, 1999.

                                                             COMMON STOCK         WARRANTS
                                                           ----------------   -----------------
                                                            HIGH      LOW       HIGH      LOW
                                                           -------   ------   --------   ------
Fiscal 1999 ended September 30, 1999:
  Third Fiscal Quarter (from May 14, 1999)...............  $ 9.750   $6.250    $1.094    $0.563
  Fourth Fiscal Quarter..................................    7.375    6.063     0.906     0.500
Fiscal 2000 ending September 30, 2000:
  First Fiscal Quarter...................................    7.969    6.000     0.750     0.438
  Second Fiscal Quarter..................................   14.250    7.875     2.813     0.625
  Third Fiscal Quarter...................................   13.875    9.000     2.375     0.906
  Fourth Fiscal Quarter..................................   10.250    7.125     1.516     0.531

     Last Reported Price. On December 21, 2000, the last reported bid price of the common stock and warrants reported on the Nasdaq SmallCap Market was $4.375 per share and $0.125 per warrant, respectively.

     Holders. As of December 21, 2000, there were 47 holders of record of the common stock and 4 holders of record of the warrants. We believe that we have in excess of 850 beneficial owners of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

OVERVIEW

     We provide basic voice mail, call routing, advanced integrated voice and fax messaging, and live answering services to small businesses in several major urban markets. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provide basic voice mail and paging services to consumers.

     Our strategy is to offer a total messaging solution that is custom designed to meet the specific needs of each customer. Our customers can begin with basic voice mail services, and then upgrade to more advanced services as their needs change, or as they become willing to consider more advanced and higher-priced messaging solutions. These messaging services comprise approximately 95% of our revenue and include:

     - basic automated voice mail services;

     - call routing services;

     - live operator answering services; and

     - automated messaging services that integrate voice and fax messages.

     Beyond these core messaging services, we expect to expand our product line in 2001 with voice activated service access and unified messaging. "Unified messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines.

     In addition to messaging services, we also sell other services and products that link into our messaging services. In some cases, we act as agents for other telecommunications companies and receive sales commissions, and in other cases we purchase services and resell them to our customers. These products and services account for approximately 5% of our revenues. These services include:

     - pagers and paging services;

     - mobile telephones and mobile telephone services;

     - local dial tone services;

     - long distance telephone service; and

     - telephone systems.

     Our revenues are primarily derived from receiving fixed monthly service fees for voice mail and sales of ancillary telecommunications services such as paging. We recognize revenues as we deliver services. Annual prepayments by subscribers are recognized over the period covered by the prepayment on a straight-line basis.

     Our primary costs of delivering our voice messaging services to our subscribers are our voice messaging systems, maintenance costs and the costs of interconnection to the public switched telephone network. Most of our general and administrative expenses are incurred in the processing and servicing of new subscriber accounts.

     We currently sell a small portion of our services through independent sales agents and the majority through our internal sales force. All salaries and commissions associated with our in-house sales force are expensed as incurred. All commissions paid to independent sales agents for procuring subscribers are capitalized and amortized. We amortize these subscriber account acquisition costs over the estimated economic life of subscriber accounts or 36 months, whichever is less.

     We plan to continue to increase revenues by increasing the number of sales agents and our internal sales force that offer our voice messaging services, by increasing the range of telecommunications services we offer to our customers, and by acquiring companies in the voice messaging industry. After completing an acquisition, we plan to convert the operations of the acquired company to conform to our current business model, where economically feasible.

     From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp. at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp. with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% over prime rate per annum. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years. Subsequently we have drawn down a further $1.56 million under this facility to finance our program of acquisitions and for working capital.

ACQUISITIONS

     On November 17, 1999, we acquired substantially all of the business and assets and certain liabilities of Hellyer Communications, Inc., a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of Hellyer from the date of acquisition through September 30, 2000.

     On January 6, 2000, we acquired substantially all of the business and assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of One Touch from the date of acquisition through September 30, 2000.

     On March 31, 2000, we acquired all of the outstanding capital stock of VoiceLink, Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The acquisition was accounted for as a pooling of interests and as a result, the results of the VoiceLink business have been consolidated with ours, as if the two businesses had been merged throughout the periods presented. One of the assets of VoiceLink was 50% of the outstanding capital stock of VoiceLink of Florida, Inc.

     On May 1, 2000, we acquired the remaining 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to us and has been included in interest income (expense), net within the consolidated statements of operation and comprehensive income. The acquisition of the remaining 50% of the capital stock of VoiceLink of Florida, Inc. was accounted for as a purchase and as a result, the results of VoiceLink of Florida, Inc. have been included with ours, effective May 1, 2000.

     Once we have established a presence in any local market, we plan to make further acquisitions of basic voice messaging subscriber bases. In all cases, we will transfer the acquired customers to our Glenayre messaging systems and close the offices of the acquired business. To date we have completed three of these acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in our consolidated statements of operations and comprehensive income (loss).

                                                                YEAR ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Net revenues................................................  100.00%  100.00%
Cost of services and products...............................   17.12    20.94
                                                              ------   ------
Gross margin................................................   82.88    79.06
                                                              ------   ------
Sales and advertising expense...............................    8.75    13.12
General and administrative expense..........................   47.67    49.06
Pooling expenses............................................      --     1.07
Moving expenses.............................................      --     1.08
Depreciation expense........................................    3.04     4.01
Amortization expense........................................    5.03     8.85
                                                              ------   ------
          Total operating expenses..........................   64.51    77.21
                                                              ------   ------
Income (loss) from operations...............................   18.38     1.85
Interest income (expense)...................................   (5.99)   (2.89)
                                                              ------   ------
Income (loss) before income taxes...........................   12.39    (1.05)
Provision for income taxes..................................   (1.47)   (0.10)
Net income (loss)...........................................   10.92    (1.15)
                                                              ------   ------
EBITDA......................................................   26.46%   14.71%
                                                              ------   ------

     The row entitled "EBITDA" reflects net income or loss before depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

  FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30,
  1999.

     From inception through September 30, 1999 we operated in Denver only. On March 31, 2000, we completed the acquisition of VoiceLink, Inc. in Atlanta and this acquisition was accounted for as a pooling of interests. In accordance with accounting rules we have restated all historic financial statements to include VoiceLink as if the two companies had been merged since inception. References in this analysis to "existing business" therefore include VoiceLink. References to acquisitions made during the fiscal 2000 year include the acquisitions of Hellyer Communications, One Touch Communications and VoiceLink of Florida.

     Net Revenues. Net revenues for the year ended September 30, 2000, were $11,284,000 compared to $4,589,000 for the fiscal year ended September 30, 1999, an increase of $6,695,000 or 146%. $6,342,000 of this increase came from acquisitions completed during the year and $353,000 came from the steady internal net growth in the base of customers at our existing businesses.

     Cost of Services and Products. Cost of services and products for the fiscal year ended September 30, 2000 was $2,363,000 compared to $786,000 for the fiscal year ended September 30, 1999, an increase of $1,577,000 or 201%. $1,684,000 of this increase came from acquisitions completed during the year and a decrease of $107,000 was attributable to lower costs of connecting our voice messaging equipment to the public switched telephone network.

     Gross Margin. Gross margin for the fiscal year ended September 30, 2000 was $8,921,000 compared to $3,803,000 for the fiscal year ended September 30, 1999, an increase of $5,118,000 or 135%. The overall gross profit margin as a percentage of net revenues decreased from 83% to 79%. The decrease in gross margin resulted from the acquisition of Hellyer Communications, Inc. completed during the year. Hellyer has a large residential service component to its business, which operates at lower gross margins than the exclusively business customers we have served in prior periods. The gross margin on the existing businesses increased to 86% in 2000 compared to 83% in 1999. The increase was attributable to lower costs of connecting our voice messaging equipment to the public switched telephone network.

     Sales and Advertising Expenses. Sales and advertising expenses for the fiscal year ended September 30, 2000 were $1,482,000 compared to $402,000 for the fiscal year ended September 30, 1999, an increase of $1,080,000 or 269%. $936,000 of this increase came from acquisitions completed during the year and $144,000 came from increases in sales and advertising expenditures within the existing businesses due to increased numbers of employed sales representatives.

     General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2000 were $5,536,000 compared to $2,188,000 for the fiscal year ended September 30, 1999, an increase of $3,348,000 or 153%. $2,946,000 of this increase came from acquisitions completed during the year. The remaining $402,000 came from increases in professional fees and management remuneration in the existing businesses largely arising from the fact that fiscal 2000 was the first full year that we were a publicly traded company with the inevitable increases in professional fees and administrative costs relating to legal, regulatory and accounting issues.

     Pooling Expenses. During the year ended September 30, 2000 we incurred professional fees in connection with the acquisition of VoiceLink, Inc. of $121,000. Because the acquisition was accounted for as a pooling of interests all the costs of the acquisition were expensed rather than capitalized. No such expenses were incurred in the year ended September 30, 1999. The expenses of the VoiceLink pooling will not recur in the future.

     Moving Expenses. During the year ended September 30, 2000 we relocated the offices of Hellyer. The costs incurred in respect of this relocation totalled $122,000. No such expenses were incurred in the year ended September 30, 1999. The expenses of the moving of the Hellyer offices are not anticipated to recur in the future.

     EBITDA -- Earnings Before Interest, Tax, Depreciation, and
Amortization. EBITDA for the fiscal year ended September 30, 2000 was $1,660,000 compared to $1,214,000 for the fiscal year ended September 30, 1999, an increase of $446,000 or 37%. Acquisitions completed during the year added $909,000 offsetting a decrease of $463,000 within the existing businesses. The causes of the decrease within the existing businesses are described above.

     Depreciation Expense. Depreciation expense in the fiscal year ended September 30, 2000 was $453,000 compared to $140,000 for the fiscal year ended September 30, 1999, an increase of $313,000 or 224%. $234,000 of this increase came from acquisitions completed during the year and $79,000 came from increases due to increased spending on capital equipment during the year.

     Amortization Expense. Amortization of subscriber accounts, non-compete agreements, consulting agreements and goodwill was $998,000 for the fiscal year ended September 30, 2000 compared to $231,000 for the fiscal year ended September 30, 1999, an increase of $767,000 or 332%. $583,000 of this increase was due to the increased amortization of goodwill, non-compete agreements and consulting agreements relating to acquisitions completed during the year, and $184,000 was due to increases in amortization of subscriber account acquisition costs within the existing businesses.

     Income from Operations. Income from operations was $208,000 for the fiscal year ended September 30, 2000 compared to $843,000 for the fiscal year ended September 30, 1999, a decrease of $635,000, or 75%, due to the factors discussed above.

     Interest Income (Expense), Net. Net interest income (expense) for the fiscal year ended September 30, 2000 was $(326,000) compared to $(275,000) for the fiscal year ended September 30, 1999, an increase of $51,000 or 19%. The increase was attributable to higher levels of borrowing during the year resulting from expenditures on acquisitions and messaging equipment.

     Provision for Income Taxes. The provision for income taxes for the fiscal year ended September 30, 2000 was $11,000 compared to $67,000 for the fiscal year ended September 30, 1999, a decrease of $56,000 or 84%.

In 1999 our VoiceLink subsidiary paid taxes as an independent company, whereas in fiscal 2000 our net operating losses from elsewhere within the group significantly sheltered its earnings. This resulted in a lower overall group tax charge. As of September 30, 2000 we had approximately $2,310,000 of net operating losses that are available for offset against future net profits. These losses, unless utilized, expire between 2011 and 2019 and certain of the loss carryforwards are subject to restrictions following the completion of the public offering.

     Net Income (Loss) and Comprehensive Income (Loss). We reported a net loss of $(129,000) for the fiscal year ended September 30, 2000, compared to a net profit of $501,000 for the fiscal year ended September 30, 1999, a decrease of $630,000, or 126%, due to the factors outlined above. The comprehensive loss for 2000 was $(119,000), $10,000 less than the net loss of $(129,000). The net profit in 1999 was $501,000 compared to a comprehensive net profit of $490,000. The difference of $10,000 in 2000 and $11,000 in 1999 relates to unrealized losses on our portfolio of marketable securities, which are held as available for sale investments.

CASH FLOW INFORMATION

     For the twelve months ended September 30, 2000, net cash used in operations was $(140,000) compared to cash provided by operations of $679,000 for the twelve months ended September 30, 1999. The decrease of $819,000 was primarily due to (a) an increase of $1,311,000 of cash tied up in operating assets and liabilities, offset by (b) increased cash flow from operating activities of $492,000. The increase in funds tied up in operating assets and liabilities arose from (i) a $601,000 increase in accounts receivable due to the use of a third party billing company used to invoice our residential customers, which results in a three to four month delay in receiving payment in respect of these services, (ii) a $270,000 decrease in deferred revenue from the discontinuance of a prepayment program ay Hellyer Communications, (iii) an increase of $265,000 in prepaid expenses relating mainly to costs of the planned equity offering, and
(iv) a decrease of $128,000 in accounts payable and accrued expenses. The $492,000 increase in cash from operating activities arose largely due to the $630,000 reduction in net income, offset by increased depreciation and amortization charges of $1,096,000 and $26,000 of other non-cash items.

     Net cash used in investing activities was $2,838,000 in the year ended September 30, 2000, $2,302,000 less than the $5,140,000 used in investing activities in the prior year. In fiscal 2000 we spent $3,030,000 on the acquisition of businesses and subscriber accounts and $2,270,000 on the purchase of fixed assets, compared to $665,000 and $610,000 respectively in the prior year. In 2000 we partially funded these acquisitions through the sale of $2,999,000 of marketable securities, whereas in the prior year we had purchased $3,795,000 of available for sale marketable securities with the proceeds of our initial public offering.

     Cash flow from investing activities was $3,068,000 for the twelve months ended September 30, 2000 compared to $4,407,000 in the prior year. In 1999 a net total of $7,235,000 was generated from equity raising, primarily from our initial public offering, with $2,828,000 used to repay borrowings. In 2000, we raised $178,000 in cash through equity raising, with the balance of $2,890,000 coming primarily from increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     We continue to meet our capital requirements through cash provided from continuing operations, the $1 million equity investment from Glenayre, a $2.1 million line of credit provided by Westburg and various long-term equipment-leasing facilities.

     As of September 30, 2000 we were current on our obligations to all lenders and in compliance with all debt covenants. As of September 30, 2000 we had available cash of $662,000, marketable investments, net of the related margin facility, of $277,000, and available undrawn loan facilities of $590,000. In addition, at September 30, 2000 we had $806,000 on deposit with Glenayre to be used as partial payment for the future equipment purchase obligations described below.

     On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we must purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. As of December 22, 2000 we had purchased $636,000 of equipment towards satisfying this obligation.

     We anticipate that our existing cash balances, marketable securities and funds on deposit with Glenayre, together with internally generated funds from operations and the Westburg revolving term loan will be sufficient to meet our presently projected operating requirements for the next 12 months.

     We plan to continue to acquire more companies involved in the messaging industry. We intend to seek additional debt and equity financing to support our acquisition programs in the future. On September 1, 2000 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an underwritten follow-on public offering intended to result in gross proceeds of $16,650,000. Due to adverse market conditions and a significant decline in the price of our common stock since filing the registration statement the offering has not been completed. We intend to amend the filing in early 2001 with the objective of completing a smaller offering in the first quarter of 2001. Due to continuing difficult conditions in the equity markets we do not expect this offering to be completed until market conditions improve. There can be no assurance that market conditions will improve adequately to enable the proposed offering to be successfully completed.

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for our financial statement for the fiscal year ended September 30, 2001, and the adoption of this standard is not expected to have a material effect on our financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth quarter of the Company's fiscal year ending September 30, 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

EFFECTS OF INFLATION

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

SUBSEQUENT EVENTS

     On October 15 we entered into a 60-month office lease in Fort Lauderdale, Florida with total future rental payments of $57,457.

     On November 14, 2000, Jerry L. Hellyer, to whom we loaned $300,000 in November 1999 in connection with the acquisition of Hellyer Communications, Inc., filed for Chapter 11 bankruptcy protection. We do not believe that his action will affect our ability to collect this debt, which is secured by 150,000 Multi-Link shares of our common stock, with a value at December 21, 2000 of approximately $600,000.

     On November 20, 2000, we borrowed $565,000 in connection with a 48-month equipment lease at an interest rate of 10.15% per year.

     The deterioration in the financial markets has prevented us from raising additional capital to pursue our acquisition strategy. As a result we began to refocus our efforts towards generating significant levels of internal growth in September 2000. Between August 30, 2000 and December 31, 2000 we have increased the number of employees involved in sales and marketing activities from 53 in August to 77 in December. The costs associated with these employees and other expenses associated with achieving higher rates of internal customer growth will significantly reduce our EBITDA profitability in the first quarter of fiscal 2000 ending December 31, 2000, and in subsequent quarters. We believe that the focus on significant internal growth will build a more valuable company than our focus on acquisition growth alone.

                                  RISK FACTORS

     You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

WE HAVE ONLY RECENTLY ACHIEVED POSITIVE CASH FLOW SO OUR LONG-TERM SUCCESS IS NOT ASSURED.

     We generated Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") of $1,660,000 in the fiscal year ended September 30, 2000, and EBITDA of $1,214,000 for the year ended September 30, 1999. Although our revenues and EBITDA have grown in recent years, they may not continue to grow or even continue at their current level. Because we began voice-messaging operations in February 1996, we have a limited operating history upon which you may evaluate us. This limited operating history makes predicting our future operating results difficult. Our expenses may increase in future periods due to:

     - amortization of goodwill and other charges resulting from future acquisitions, including acquisitions of subscriber accounts;

     - increased depreciation on additional equipment purchases;

     - increases in sales and marketing activities;

     - expenditures for customer management and billing software; and

     - general economic conditions.

     If increased revenues do not accompany increases in any of these expenses, our operating results will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BECAUSE WE FACE INTENSE COMPETITION FROM LARGER TELECOMMUNICATIONS COMPANIES, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY, WHICH COULD REDUCE OUR REVENUES.

     We compete primarily with the local Bell companies, and expect to compete with other national, regional and local telecommunications companies as we expand. Most of our competitors have greater name recognition and greater financial, marketing and other resources than we have. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns and other initiatives. If we are unable to compete successfully against our competitors, we will lose customers and our business, financial condition and operating results will be adversely affected.

WE MAY LOSE CUSTOMERS AND REVENUES IF OUR VOICE MESSAGING EQUIPMENT FAILS.

     We depend on the efficient and uninterrupted operation of our voice messaging equipment to deliver service to our customers. Any sustained service interruption would cause some customers to cancel service. This could adversely affect our business, financial condition and operating results. Our business interruption insurance may not provide sufficient coverage for these events and our operating results could suffer if losses exceed our coverage.

LOSS OF THE CONNECTION TO THE PUBLIC TELEPHONE NETWORKS COULD DISRUPT OUR SERVICE CAUSING US TO LOSE CUSTOMERS.

     We rely on several telecommunications companies for connection to the public telephone network. The protracted failure of a connection would interrupt service, causing some customers to cancel service. If this happens we might have to establish a new connection to the public telephone network, which could take several weeks. We would lose subscribers if such a disruption occurred. This could adversely affect our business, financial condition and operating results.

WE MAY BE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY.

     Our success depends on our ability to remain competitive in cost and services provided. There can be no assurance that we can acquire leading technologies as needed. If we are unable to successfully respond to technological developments or acquire technologies in a cost effective way, our business, financial condition and operating results will be adversely affected. To be successful, we must:

     - continually improve our services on a cost-effective basis;

     - develop and offer new features and services to meet customer needs; and

     - offer Internet-based messaging and other advanced technologies that may achieve widespread acceptance in the future.

     Our success will depend in part on our ability to purchase or license leading technologies necessary to remain competitive. Licensing these technologies may require us to pay royalties, maintenance and other fees that may reduce operating margins.

WE ARE DEPENDENT ON GLENAYRE FOR OUR MESSAGING EQUIPMENT.

     Glenayre manufactures and services our messaging equipment. Our ability to provide messaging services and implement our expansion strategy depends on our ability to obtain an adequate uninterrupted supply of messaging equipment, service and spare parts. Even if adequate alternative sources were available, any interruption in the supply because of a failure of Glenayre could have a material adverse effect on our business and results of operations.

IF NIGEL V. ALEXANDER OR SHAWN B. STICKLE DOES NOT CONTINUE IN HIS PRESENT POSITION OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We believe that our ability to successfully implement our business strategy and to operate profitably depends on Nigel V. Alexander and Shawn B. Stickle, both directors and executive officers, continuing to render their services to us. If Mr. Alexander or Mr. Stickle becomes unable or unwilling to continue in his present position, our growth, business and financial results could be materially adversely affected. We have an employment agreement with Mr. Stickle and a consulting agreement with Mr. Alexander's company, Octagon Strategies, Inc., both of which expire on December 31, 2001. We have key person life insurance policies in the face amounts of $1,000,000 each on both Mr. Alexander and Mr. Stickle.

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL FOR SEVERAL REASONS.

     Our acquisition strategy is subject to the following risks and uncertainties:

     - we may be unable to enter into purchase agreements with voice messaging businesses, especially if we offer them partial consideration in common stock, which we intend to do;

     - a decrease in the market value of our common stock may limit our ability to use our common stock to acquire businesses;

     - we may be unsuccessful in retaining the customers of businesses we buy, especially if we ask them to switch to new messaging services as we change equipment and upgrade services;

     - we may be unable to successfully integrate new personnel into our operations; and

     - we may incur non-cash charges to our earnings for goodwill amortization, which will adversely affect our operating results.

THE FINANCE CHARGES ASSOCIATED WITH FUTURE EQUIPMENT PURCHASES AND LEASES MAY ADVERSELY AFFECT OUR PROFITABILITY.

     We expect to purchase or lease additional messaging equipment in the future. The financing charges for these purchases or lease payments may reduce our future profitability and adversely affect our financial condition.

LOSS OF OUR ABILITY TO BILL OUR MESSAGING AND PAGING SERVICES ON THE AMERITECH AND BELLSOUTH PHONE BILLS COULD ADVERSELY AFFECT OUR BUSINESS.

     We add some of our charges for messaging and paging services to our customers' Ameritech and BellSouth telephone bills. If we were to lose these billing arrangements we believe it would be expensive and inefficient for us to bill our smaller customers directly and our business, financial condition and operating results would be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements are included herein commencing on page 30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Nigel V. Alexander....................  39    Chief Executive Officer, Treasurer,
                                              Secretary and Director
Shawn B. Stickle......................  35    President, Chief Operating Officer and
                                              Director
David J. Cutler.......................  45    Chief Financial Officer
Keith R. Holder.......................  55    Director
R. Brad Stillahn......................  46    Director

     Messrs. Holder and Stillahn are members of the Audit and Compensation Committees.

     The board of directors is separated into three staggered classes with each class standing for re-election every third year. Each director holds office until the expiration of the director's term, until the director's successor has been duly elected and qualified or until the earlier of their resignation, removal or death. All of our officers devote full-time to our business and affairs.

     Nigel V. Alexander -- Chief Executive Officer, Secretary, Treasurer and Director. Mr. Alexander co-founded Multi-Link in 1996. Mr. Alexander has served since that time as a Managing Director and now as Chief Executive Officer with responsibility for financing, strategic planning and mergers and acquisitions. Mr. Alexander's term as a director ends in 2001. Since January 1996, Mr. Alexander has been the sole owner of Octagon Strategies, Inc., a consultant to us. From September 1994 until founding Multi-Link, Mr. Alexander conducted research into the telecommunications industry to identify the business opportunity we are now pursuing. Mr. Alexander is an Associate of the British Chartered Institute of Bankers. He has over 15 years experience in merchant banking, mergers and acquisitions and corporate finance, including ten years as a merchant banker in London, England and Geneva, Switzerland with Henry Ansbacher & Co. and the Paribas Group.

     Shawn B. Stickle -- President, Chief Operating Officer and Director. Mr. Stickle co-founded Multi-Link in 1996. Mr. Stickle has served since that time as a Managing Director and now as our President and Chief Operating Officer with direct responsibility for all of Multi-Link's operations. Mr. Stickle's term as a director ends in 2002. From February 1995 until January 1996, Mr. Stickle was employed as Executive Vice President of Voice Service, Inc. From 1987 to March 1994, Mr. Stickle was Sales and Marketing Manager for T.A. Pelsue

Company, a manufacturer of telecommunications products. Mr. Stickle attended the University of Colorado with an emphasis in Business Administration and Marketing, and is a certified ISO 9000 Quality Assurance Advisor.

     David J. Cutler -- Chief Financial Officer. Mr. Cutler joined us in March 1998 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as an Associate of the Institute of Taxation with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. In early 1998, he passed the CPA examination in the United States and is now a member of the American Institute of Certified Public Accountants.

     Keith R. Holder -- Director. Mr. Holder became one of our directors in February 1999. Mr. Holder's term as a director ends in 2003. Since January 1998, Mr. Holder has been the Chief Executive Officer of Recovery Specialists Inc., a regional environmental company. From March 1990 to January 1998, Mr. Holder was the founder, Chief Executive Officer and Director of Triumph Fuels Corporation, a gasoline refining, distribution and retailing company. Mr. Holder received his Bachelor of Science degree in Geology from the University of London in 1969.

     R. Brad Stillahn -- Director. Mr. Stillahn became one of our directors in February 1999. Mr. Stillahn's term as a director ends in 2003. Since January 1991, Mr. Stillahn has been the owner, Chairman and Chief Executive Officer of West Tape & Label, Inc., a national custom label printer. From 1987 to 1991, Mr. Stillahn was the Director of Corporate Marketing for Menasha Corporation, a diversified holding company. Mr. Stillahn received his Masters of Business Administration from Washington University in 1976 and in 1974 received a Bachelor of Arts degree in Economics from the University of Missouri.

OTHER KEY EMPLOYEES

     L. Van Page -- Executive Vice President -- Sales and Marketing. Mr. Page founded VoiceLink, Inc. in 1992 and served as its president since that time. Prior to founding VoiceLink, Mr. Page served as regional President for Tie Systems, Inc., overseeing the southeastern sales and operations for this telephone interconnect company. In 1989, Tie Systems acquired Advanced Business Communications, Inc. (also a telephone interconnect), which Mr. Page had founded in 1983. Mr. Page graduated from the Georgia Institute of Technology in 1976 with a degree in Industrial Management.

     Christina M. Neher -- Executive Vice President -- National Call
Center. Ms. Neher joined Hellyer Communications, Inc. in 1989 and served as Hellyer's Vice President of Operations since 1995. Ms. Neher is responsible for all of our Indianapolis call center operations. From 1984 to 1988, Ms. Neher was employed by St. Mary's College and held the position of telecommunications coordinator. Ms. Neher holds an associates degree in business from Indiana Wesleyan University. Ms. Neher has 15 years of experience in the telecommunications industry.

     Mark W. Boyden -- Director of Marketing. Mr. Boyden has served as our Director of Marketing since inception in 1996. Mr. Boyden has 15 years of experience in strategic, tactical and operational marketing. From 1985 to 1991 he worked for Merck & Co Inc, (UK). From 1989 to 1991 he served as group product manager with responsibility for brand portfolios with annual sales of around $40M. Prior to joining Multi-Link, Mr. Boyden worked in England as a marketing consultant to several private companies. Mr. Boyden holds an MBA from Oxford Brooks University School of Business in Oxford, England and a B.Sc. in Applied Biology from Sunderland University, England. He is a Member of the Chartered Institute of Marketing.

     William N. Paston -- Vice President of Capital Markets. Mr. Paston joined us in December 1999 with the primary responsibility for managing our Investor Relations program. Prior to joining us Mr. Paston was Vice President of ALPS Mutual Funds Services, Inc., a NASD member firm that provides administration and distribution services for mutual fund complexes. While at ALPS, Mr. Paston's primary responsibility was new business development. Mr. Paston began his financial services career in 1983 as a registered representative with Blythe, Eastman, Dillon. Mr. Paston received his Bachelor of Arts degree from Lake Forest College in 1977.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors maintains a compensation committee and an audit committee. The compensation committee is composed of Keith R. Holder and R. Brad Stillahn, both non-employee directors. The audit committee is also composed of Keith R. Holder and R. Brad Stillahn. The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan. The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for services rendered during the fiscal years ended September 30, 2000, 1999, and 1998, to Nigel V. Alexander and Shawn B. Stickle. No other executive officer earned or was paid compensation of more than $100,000 for the years ended September 30, 1999, 1998 and 1997.

     We pay consulting fees to Octagon Strategies, Inc. for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel
V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

                                                        FISCAL YEAR    ANNUAL COMPENSATION
                                                           ENDED       -------------------
NAME AND PRINCIPAL POSITION                            SEPTEMBER 30,    SALARY      BONUS
---------------------------                            -------------   ---------   -------
Nigel V. Alexander...................................      2000        $103,000    11,222
  Chief Executive Officer, Secretary and Treasurer         1999        $ 45,551        --
                                                           1998        $ 40,000        --
Shawn B. Stickle.....................................      2000        $ 91,664    10,000
  President and Chief Operating Officer                    1999        $ 41,000        --
                                                           1998        $ 36,000        --

     The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees such as group health insurance, long-term disability insurance, vacation and sick leave.

EMPLOYMENT AND CONSULTING AGREEMENTS

     Effective January 1, 1999, we entered into three-year agreements with Octagon and Shawn B. Stickle. The agreements require that Messrs. Alexander and Stickle devote their full business time to us, may only be terminated by us for "cause," as defined in the agreements, and may be terminated with or without cause by Octagon or Mr. Stickle. If we terminate the agreements without cause, Octagon and Mr. Stickle are entitled to receive lump sum payments equal to the greater of the compensation payable pursuant to the agreements for the remaining terms thereof or one year's annual payments. The agreements also contain confidentiality and non-compete provisions. The contracts provide for annual salary and consulting payments that are subject to periodic increases from time to time at the sole discretion of the compensation committee of the Board of Directors. In addition, both are eligible to receive bonuses based upon our profitability, growth, share price and other factors determined and adjusted periodically by the compensation committee.

     Effective April 1, 2000, we entered into a three-year agreement with L. Van Page. The agreement requires Mr. Page to devote his full business time to our business, may only be terminated by us for "cause," as defined in the agreement, and may be terminated with or without cause by Mr. Page. If the agreement is terminated by us without cause, Mr. Page is entitled to receive a lump sum payment equal to six months salary. The agreement also contains confidentiality and non-compete provisions. The contract provides for an annual base salary of $144,000 subject to periodic review at the sole discretion of the compensation committee of the Board of Directors.

KEY PERSON LIFE INSURANCE POLICIES

     We have key person life insurance policies in the amount of $1,000,000 each on both Nigel V. Alexander and Shawn B. Stickle.

DIRECTOR COMPENSATION

     Our employee directors do not receive any compensation for their services as directors. Non-employee directors presently receive compensation of $250.00 per meeting and are entitled to reimbursement of travel and other expenses.

STOCK OPTION PLAN

     We first adopted our stock option plan in 1997 and adopted an amended and restated stock option plan at our annual shareholder's meeting on March 22, 2000. We currently have 800,000 shares of common stock reserved for issuance under the plan. We grant stock options to any persons who have been employed by us, or a company that we acquire, for more than six months to give them a sense of ownership and to increase their level of commitment to our business.

     The stock option plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options, reload options and stock appreciation rights. The stock option plan is currently administered by the compensation committee of the board of directors, which determines the terms and conditions of the options granted under the stock option plan, including the exercise price, the number of shares subject to a particular option and the period over which options vest.

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

     At September 30, 2000 we had issued options to purchase 595,580 shares of common stock under our stock option plan. The options have exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $6.83 per share. The options expire on various dates between March 30, 2005, and March 30,

2010. Of the issued options, 91,243 had been exercised and 38,450 had been cancelled, which means that 465,887 options are currently issued and outstanding.

     No reload options or stock appreciation rights have been granted pursuant to the stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 22, 2000, by:

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

                                                              NUMBER OF   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                           SHARES     OUTSTANDING
------------------------------------                          ---------   -----------
Executive Officers and Directors
Nigel V. Alexander..........................................    552,250      13.5%
Shawn B. Stickle............................................    552,250      13.5%
David J. Cutler.............................................     20,833       0.5%
Keith R. Holder.............................................     36,640       0.9%
  107 Country Club Park Drive, Grand Junction, CO 81503
R. Brad Stillahn............................................     10,000       0.1%
  3845 Forest, Denver, CO 80207
All executive officers and directors as a group (5
  persons)..................................................  1,171,973      28.3%
Other Beneficial Owners
Kennedy Capital Management..................................    246,328       6.0%
  10829 Olive Blvd, St. Louis, MO 63141-7739
Glenayre Technologies, Inc..................................    364,439       8.7%
  11360 Lakefield Drive, Duluth, GA 30097

     In the foregoing table the common stock beneficially owned by:

          - Nigel V. Alexander and Shawn B. Stickle includes an aggregate of 200,000 shares of common stock held in escrow. As a condition to the initial public offering, Nigel V. Alexander and Shawn B. Stickle were each required to deposit 100,000 shares of common stock in an escrow account pursuant to an agreement with Computershare Trust Company, Inc. and Schneider Securities, Inc., the lead IPO underwriter. The common stock deposited in the escrow account will be released on the earlier to occur of
     (a) Multi-Link achieving basic net income of at least $0.75 per share and the common stock having a bid price of at least $15.00 per share for the year ended and as of September 30, 2000, or (b) Multi-Link achieving basic net income of at least $1.25 per share and a bid price of at least $25.00 per share for the year ended and as of September 30, 2001, or (c) a property exchange, or sale of all or substantially all of the assets or stock of Multi-Link if any such transaction is approved by the holders of a majority of the outstanding shares of common stock (excluding the shares in escrow), and (d) May 14, 2006. For purposes of determining the release from escrow, net income will include the effects of any extraordinary items and will be based on basic net income per share and on the audited financial statements of Multi-Link for the respective periods. The shares of common stock held in escrow are not transferable or assignable, although the stockholders may vote them. The earnings levels and per share prices set forth above were determined by negotiation between Multi-Link and Schneider Securities, Inc., and should not be construed to imply or predict any future earnings by Multi-Link or the market price of the common stock.

          - Nigel V. Alexander and Shawn B. Stickle includes 10,000 shares underlying options held by each person that are exercisable within the next 60 days.

          - Keith R. Holder includes 26,640 shares beneficially owned by Harbour Settlement, a Jersey Channel Islands Trust established for the benefit of Mr. Holder's children. The table does not include 10,000 shares underlying options that were granted to Mr. Holder personally, and which are not exercisable for the next 60 days, and includes 10,000 shares underlying options, which are exercisable within the next 60 days.

          - R. Brad Stillahn does not include 10,000 shares underlying options that are not exercisable for the next 60 days and includes 10,000 shares underlying options, which are exercisable within the next 60 days.

          - All of the executive officers and directors as a group, includes 60,833 shares of common stock underlying presently exercisable options but does not include 76,667 shares underlying options that are not exercisable within the next 60 days.

          - Glenayre Technologies includes 100,000 shares underlying warrants that are exercisable within the next 60 days.

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

     On June 30, 2000, Glenayre purchased 104,439 restricted shares of our common stock and a warrant to purchase 100,000 shares of our common stock at an exercise price of $14.3625 per share for a total purchase price of $1,000,000. In addition, we contracted to purchase at least $2.5 million of voice messaging equipment from Glenayre over three years at standard list price.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                        DESCRIPTION AND METHOD OF FILING
        -------                        --------------------------------
          1.1            -- Form of Underwriting Agreement.(1)
          1.2            -- Form of Selected Dealers Agreement.(1)
          3.1            -- Restated Articles of Incorporation filed on May 18,
                            1998.(1)
          3.2            -- Amendments to Restated Articles of Incorporation filed on
                            February 2, 1999.(1)
                            Associates Commercial Corporation.(1)
          4.4            -- Form of Warrant Agreement between the Registrant and
                            American Securities Transfer & Trust, Inc.(1)
          4.5            -- Form of Escrow Agreement.(1)
          4.6            -- Forms of Lock-Up Agreements.(1)
          4.7            -- Form of Representative's Option for the Purchase of
                            Units.(1)
          4.8            -- Form of Warrant Exercise Fee Agreement between Schneider
                            Securities, Inc., American Securities Transfer & Trust,
                            Inc. and the Registrant.(1)
          4.9            -- Amendment to Borrowing Agreement dated April 15, 1999
                            between Westburg Media Capital L.P., the Registrant and
                            Multi-Link Communications, Inc.(1)
          4.10           -- Registration Rights Agreement dated April 15, 1999
                            between Westburg Media Capital L.P. and the
                            Registrant.(1)
          4.11           -- Common Stock Purchase Warrant entitling Glenayre
                            Technologies, Inc. to purchase 100,000 shares of
                            Multi-Link Common Stock.(5)
          4.12           -- Registration Rights Agreement dated as of June 30, 2000 between the Registrant and Glenayre Technologies, Inc.(5)
          9.1            -- Form of Exercise Fee Agreement.(2)
         10.1            -- Stock Option Plan.(1)

        EXHIBIT
         NUMBER                        DESCRIPTION AND METHOD OF FILING
        -------                        --------------------------------
         10.2            -- First Amendment to Stock Option Plan.(1)
         10.3            -- Agreement dated January 1, 1999, between the Registrant and Telecom Sales Associates, Inc. as amended on February
                            3, 1999.(1)
         10.5            -- US West Communications Digital Switched Service Rate
                            Stability Plan Agreements.(1)
         10.6            -- Consulting Agreement between the Registrant and Octagon
                            Strategies, Inc.(1)
         10.7            -- Employment Agreement between the Registrant and Shawn B.
                            Stickle.(1)
         10.8            -- Lease Agreement dated March 29, 1999 between the
                            Registrant and Lakeside Holdings, L.L.C., as amended.(1)
         10.9            -- Promissory Note dated September 30, 1998 from Registrant to Octagon Strategies, Inc.(1)
         10.10           -- Promissory Note dated September 30, 1998 from Registrant to Shawn B. Stickle.(1)
         10.11           -- Promissory Note dated April 14, 1999 from Registrant to
                            Westburg Media Capital, L.P.(1)
         10.12           -- Agreement for Sale and Purchase of Assets and Exhibits A
                            and B dated September 17, 1999 by and among Hellyer
                            Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                            Telecommunications, Inc., and HC Acquisition Corp.(3)
         10.13           -- Consulting Agreement dated September 17, 1999 by and
                            among Hellyer Communications, Inc. and HC Acquisition
                            Corp.(3)
         10.14           -- Amended and Restated Asset Purchase Agreement dated
                            November 17, 1999 by and among Hellyer Communications,
                            Inc., Jerry L. Hellyer, Sr., Multi-Link
                            Telecommunications, Inc. and Hellyer Communications
                            Services, Inc. (without exhibits).(4)
         10.15           -- Loan Agreement dated November 17, 1999 by and between
                            Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                            Sr.(4)
         10.16           -- Promissory Note dated November 17, 1999 by and between
                            Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                            Sr.(4)
         10.17           -- Pledge and Security Agreement by and between Multi-Link
                            Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
         10.18           -- Purchase Agreement dated November 22, 1999 by and between
                            B.F.G of Illinois, Inc., Multi-Link Telecommunications,
                            Inc. and Hellyer Communications Services, Inc.(8)
         10.19           -- Asset Purchase Agreement dated December 22, 1999 by and among One Touch Communications, Inc., David G. Webster,
                            Eric C. Beguelin, Multi-Link Telecommunications, Inc. and
                            One Touch Communications, Inc.(8)
         10.20           -- Stock Purchase Agreement dated March 25, 2000 by and
                            among Multi-Link Telecommunications, Inc., VoiceLink,
                            Inc., L. Van Page and Larry Mays (without exhibits).(5)
         10.21           -- Registration Rights Agreement dated March 31, 2000 by and among L. Van Page, Larry Mays, Nigel V. Alexander, Shawn
                            B. Stickle and Multi-Link Telecommunications, Inc.(5)
         10.22           -- Letter of Intent by and between Multi-Link
                            Telecommunications, Inc. and Glenayre Technologies, Inc.
                            dated as of May 17, 2000.(6)
         10.23           -- Securities Purchase Agreement dated as of June 30, 2000 between Multi-Link Telecommunications, Inc. and Glenayre
                            Technologies, Inc.(7)
         10.24           -- Volume Purchase Agreement dated as of June 30, 2000
                            between Multi-Link Telecommunications, Inc. and Glenayre
                            Electronics, Inc.(7)

        EXHIBIT
         NUMBER                        DESCRIPTION AND METHOD OF FILING
        -------                        --------------------------------
         16              -- Letter from James E. Scheifley & Associates, PC
                            confirming the circumstances pursuant to which James E.
                            Scheifley & Associates, PC resigned as Registrant's
                            principal independent accountants.(1)
         21              -- Subsidiaries of the Registrant.(9)
         23.1            -- Consent of HEIN + ASSOCIATES LLP.
         27              -- Financial Data Schedule.

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

(5) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on April 14, 2000.

(6) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on May 30, 2000.

(7) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on July 14, 2000.

(8) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2000.

(9) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2000.

     (b) Reports on Form 8-K

     None.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT................................  31
CONSOLIDATED BALANCE SHEET -- September 30, 2000............  32
CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended
  September 30, 1999 and 2000...............................  33
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY -- For the Years Ended September 30, 1999 and
  2000......................................................  34
CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended
  September 30, 1999 and 2000...............................  35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  37

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Multi-Link Telecommunications, Inc. and Subsidiaries
Denver, Colorado

     We have audited the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2000 and the results of their operations and their cash flows for the years ended September 30, 1999 and 2000, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Denver, Colorado
November 17, 2000

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               SEPTEMBER 30,
                                                                   2000
                                                               -------------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................    $   661,713
Marketable securities.......................................        795,095
Accounts receivable -- trade, net of allowance for doubtful
  accounts of $150,474......................................      1,226,092
Inventory...................................................         52,005
Prepaid expenses............................................        389,685
                                                                -----------
     Total current assets...................................      3,124,590
PROPERTY AND EQUIPMENT, net.................................      4,980,619
OTHER ASSETS:
Note receivable.............................................        331,607
Prepaid equipment...........................................        806,262
Deferred costs and other....................................        291,926
Intangible assets, less amortization of $1,354,003..........      7,207,155
                                                                -----------
          TOTAL ASSETS......................................    $16,742,159
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable............................................    $   779,679
Accrued expenses............................................        774,782
Customer deposits...........................................        112,533
Deferred revenue............................................        106,087
Notes payable and current portion of long-term debt.........      1,204,888
                                                                -----------
     Total current liabilities..............................      2,977,969
LONG-TERM DEBT, less current portion........................      3,754,415
COMMITMENTS (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares
  authorized; none issued...................................             --
Common stock, no par value; 20,000,000 shares authorized,
  4,084,650 shares issued and outstanding...................     11,857,232
Accumulated deficit.........................................     (1,846,788)
Unrealized loss on marketable securities....................           (669)
                                                                -----------
     Total stockholders' equity.............................     10,009,775
                                                                -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $16,742,159
                                                                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999         2000
                                                              ----------   -----------
NET REVENUES................................................  $4,588,749   $11,284,016
COST OF SERVICES AND PRODUCTS...............................     785,502     2,362,887
                                                              ----------   -----------
GROSS MARGIN................................................   3,803,247     8,921,129
OPERATING EXPENSES:
Sales and advertising.......................................     401,638     1,481,944
General and administrative..................................   2,187,650     5,536,477
Pooling expenses............................................          --       121,028
Moving expenses.............................................          --       122,179
Depreciation................................................     139,714       452,729
Amortization................................................     231,024       998,366
                                                              ----------   -----------
     Total operating expenses...............................   2,960,026     8,712,723
                                                              ----------   -----------
INCOME FROM OPERATIONS......................................     843,221       208,406
Interest income (expense), net..............................    (274,846)     (326,360)
                                                              ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES...........................     568,375      (117,954)
Provision for income tax....................................     (67,304)      (11,252)
                                                              ----------   -----------
          NET INCOME (LOSS).................................  $  501,071   $  (129,206)
                                                              ==========   ===========
NET INCOME (LOSS) PER COMMON SHARE
  Basic.....................................................  $     0.19   $     (0.03)
                                                              ==========   ===========
  Diluted...................................................  $     0.18   $     (0.03)
                                                              ==========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   2,610,480     3,889,378
                                                              ==========   ===========
  Diluted...................................................   2,806,563     3,889,378
                                                              ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                           ACCUMULATED
                                       COMMON STOCK                           OTHER
                                  -----------------------   ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                                   SHARES       AMOUNT        DEFICIT     INCOME (LOSS)   INCOME (LOSS)      TOTAL
                                  ---------   -----------   -----------   -------------   -------------   -----------
BALANCES, OCTOBER 1, 1998.......  1,976,640   $   442,591   $(2,229,378)    $     --                      $(1,786,787)
Comprehensive income:
  Net income....................         --            --      501,071            --        $ 501,071         501,071
  Unrealized loss on marketable
    securities..................         --            --           --       (11,312)         (11,312)        (11,312)
                                                                                            ---------
    Comprehensive income........                                                            $ 489,759
                                                                                            =========
Common stock issued for private
  placement.....................    141,600       350,901           --            --                          350,901
Common stock issued in exchange
  for debt......................      8,400        35,000           --            --                           35,000
Shares repurchased..............    (28,610)       (5,721)          --            --                           (5,721)
Common stock issued in initial
  public offering...............  1,380,000     6,859,392           --            --                        6,859,392
Options issued for services.....         --        15,675           --            --                           15,675
Exercise of options.............     50,760        24,940           --            --                           24,940
                                  ---------   -----------   -----------     --------                      -----------
BALANCES, SEPTEMBER 30, 1999....  3,528,790     7,722,778   (1,728,307)      (11,312)                       5,983,159
Comprehensive income:
  Net loss......................         --            --     (129,206)           --        $(129,206)       (129,206)
  Unrealized gain on marketable
    securities..................         --            --           --        10,643           10,643          10,643
                                                                                            ---------
    Comprehensive loss..........                                                            $(118,563)
                                                                                            =========
Common stock issued for
  consulting and non-compete
  agreements....................    150,000       965,625           --            --                          965,625
Options issued for services.....         --        18,154           --            --                           18,154
Common stock issued in
  acquisition of One Touch
  Communications................    246,718     2,020,003           --            --                        2,020,003
Pooling adjustment..............         --            --       10,725            --                           10,725
Common stock issued in
  acquisition of VoiceLink
  Florida.......................     12,000       132,000           --            --                          132,000
Common stock issued in
  acquisition of Cashtel
  subscriber base...............      2,220        20,535           --            --                           20,535
Common stock issued in private
  placement, net of costs.......    104,439       872,902           --            --                          872,902
Exercise of options.............     40,483       105,235           --            --                          105,235
                                  ---------   -----------   -----------     --------                      -----------
BALANCES, SEPTEMBER 30, 2000....  4,084,650   $11,857,232   $(1,846,788)    $   (669)                     $10,009,775
                                  =========   ===========   ===========     ========                      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE YEARS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   501,071   $  (129,206)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      370,738     1,466,936
  Amortization of debt discount and issuance costs..........       29,862        29,929
  Loss (profit) from associated company.....................       15,063            --
  Common stock and options issued for services and loans....       15,675            --
  Bad debt expense..........................................       35,064        92,259
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable....................................     (163,206)     (764,097)
     Other receivables......................................       13,174            --
     Inventory..............................................           --       (29,616)
     Prepaid expenses.......................................       (2,073)     (266,526)
  Increase (decrease) in:
     Accounts payable.......................................        9,278      (399,641)
     Accrued expenses.......................................     (147,896)      132,843
     Deferred revenue.......................................        2,660      (272,991)
                                                              -----------   -----------
     Net cash provided by (used in) operating activities....      679,410      (140,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities.................           --     2,998,908
Purchase of marketable securities...........................   (3,794,671)           --
Investment in equity investee...............................      (20,000)           --
Purchase of subscriber accounts.............................     (664,693)     (341,284)
Advance on note receivable..................................           --      (331,607)
Purchase of fixed assets....................................     (609,780)   (2,270,322)
Prepaid equipment costs.....................................           --        (6,262)
Deferred costs..............................................      (42,744)     (207,092)
Purchase of Cashtel subscriber base.........................           --      (262,908)
Purchase of business and assets of Hellyer Communications...           --    (1,257,305)
Purchase of business and assets of One Touch
  Communications............................................           --    (1,168,124)
Cash acquired in acquisition................................           --         7,589
Purchase of minority interest in subsidiary.................       (8,000)           --
                                                              -----------   -----------
Net cash used in investing activities.......................   (5,139,888)   (2,838,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs............................................  $    (2,000)  $        --
Customer deposits...........................................           --       (43,423)
Net effect of pooling of interest...........................           --        10,725
Payment of related party notes payable......................     (731,471)      (17,569)
Advances under related party notes payable..................       80,066            --
Advances under notes payable................................      350,000     4,459,289
Payment of notes payable....................................   (2,519,587)   (1,519,188)
Repurchase of outstanding shares............................       (5,721)           --
Proceeds from issuance of common stock......................    8,870,000       200,000
Offering costs..............................................   (1,659,707)     (127,099)
Proceeds from the exercise of stock options.................       24,940       105,235
                                                              -----------   -----------
       Net cash provided by financing activities............    4,406,520     3,067,970

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (53,958)       89,453

CASH AND CASH EQUIVALENTS, at beginning of period...........      626,218       572,260
                                                              -----------   -----------

CASH AND CASH EQUIVALENTS, at end of period.................  $   572,260   $   661,713
                                                              ===========   ===========

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                                                                 FOR THE YEARS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $   325,332   $   356,287
                                                              ===========   ===========
Cash paid for taxes.........................................  $     9,792   $    30,544
                                                              ===========   ===========
Unrealized gain (loss) on available-for-sale securities.....  $   (11,312)  $    10,644
                                                              ===========   ===========
Equipment acquired through debt.............................  $        --   $ 1,105,472
                                                              ===========   ===========
Conversion of notes payable to equity.......................  $    35,000   $        --
                                                              ===========   ===========
Write-off of non-compete agreement through note payable
  reduction.................................................  $    25,000   $        --
                                                              ===========   ===========
Common stock\options issued for subscriber accounts.........  $    15,675   $    38,690
                                                              ===========   ===========
Consulting and non-compete agreements acquired for equity...  $        --   $   965,625
                                                              ===========   ===========
Business and assets of One Touch acquired for equity........  $        --   $ 2,020,003
                                                              ===========   ===========
Net liabilities assumed in business combinations accounted
  for as a purchase.........................................  $        --   $ 1,239,988
                                                              ===========   ===========
Capital stock of VoiceLink of Florida, Inc. acquired for
  equity....................................................  $        --   $   132,000
                                                              ===========   ===========
Capital stock issued as prepayment for the purchase of
  messaging equipment.......................................  $        --   $   800,000
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations -- Multi-Link Telecommunications, Inc. (Telecommunications) was incorporated in the state of Colorado in January 1996 under the name Multi-Link Holdings, Inc. Multi-Link Holdings, Inc. was renamed Multi-Link Telecommunications, Inc. in May 1998. On February 15, 1996, Telecommunications acquired 97.5% of the issued common stock of Voice Services, Inc., a Colorado corporation. Voice Services Inc. was renamed Multi-Link Communications, Inc. (Communications) in April 1996. In May 1996, Communications purchased a Glenayre Modular Voice Processor and launched a new range of custom designed voice and fax messaging products targeted at business users in the Denver and Boulder local calling areas. Telecommunications acquired the remaining 2.5% of Communications in August 1999. During fiscal 2000, the Company acquired a number of businesses, entities and customer bases and merged with another entity, all of which have similar product lines. As a result of these acquisitions, the Company is now doing business in Denver, Colorado; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Raleigh, North Carolina; Atlanta, Georgia; and Ft. Lauderdale, Florida.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Telecommunications and its subsidiaries (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

     Pooling of Interests -- On March 31, 2000, Telecommunications acquired 100% of the common stock of VoiceLink, Inc. (VoiceLink), a provider of voice and fax messaging products and paging services in the Atlanta local calling area. Shareholders of VoiceLink exchanged their shares in VoiceLink for shares in Telecommunications in a business combination that has been accounted for as a pooling of interests. The consolidated financial statements and the accompanying notes reflect Telecommunications' financial position and the results of operations as if VoiceLink was a wholly-owned subsidiary of Telecommunications since inception. Prior to the acquisition, VoiceLink had a fiscal year end of December 31. The adjustment for the change in the year end is reflected in the current period statement of stockholders' equity (see Note 2).

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

     Marketable Securities -- The Company's investments comprise FDIC guaranteed Certificates of Deposit and investment grade corporate bonds. The investments are held in the Company's name and held at a major financial institution. All the Company's investments were classified as available-for-sale and are carried at fair value as current assets. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect.

     Property and Equipment -- Property and equipment acquired on the purchase of Communications, Hellyer Communications and One Touch Communications (see Note
2) have been stated at fair value. Otherwise, property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight -- line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Motor vehicles.......................................   3-5 years
Plant and equipment..................................   3-5 years
Computer equipment...................................   3-5 years
Furniture and fixtures...............................   7 years
Voice messaging equipment............................   15 years
Leasehold improvements...............................   Term of Lease
Real estate..........................................   30 years

     Intangible Assets -- Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. The Company's personnel and related support costs incurred in support of acquiring and transitioning subscriber accounts are expensed as incurred. Costs related to the sales and marketing for subscriber accounts internally generated are expensed as incurred. Through December 1997, all subscriber accounts were

                      MULTI-LINK TELECOMMUNICATIONS, INC.

internally generated and, accordingly, sales and marketing costs were expensed as incurred. Beginning January 1998 and for the remainder of fiscal 1998 and all of fiscal 1999, the Company acquired a significant number of subscriber accounts through independent, third-party sales organizations and, accordingly, these direct and incremental costs have been capitalized. Following the acquisition of VoiceLink, Hellyer Communications and One Touch Communications (see Note 2) in fiscal 2000, the Company now acquires its subscriber accounts primarily through its own internal sales resources. The costs of capitalized subscriber accounts acquired are amortized on a straight-line basis over the lesser of 3 years or the estimated economic life of the subscriber account.

     Goodwill represents the excess of the purchase price over the value of net assets/liabilities acquired in business acquisitions accounted for as a purchase. Goodwill is amortized over 5-15 years on a straight-line basis.

     Consulting and non-compete agreements are amortized on a straight-line basis over the lives of the agreements.

     Deferred Costs and Other -- Costs incurred with respect to the Company's debt financing have been capitalized and are amortized over the respective lives of associated debt using the straight-line method, which approximates the interest rate method.

     External costs incurred with respect to the Company's acquisitions, accounted for using the purchase method of accounting, are initially deferred and ultimately capitalized as a cost of the acquisition if successful or expensed if the acquisition is unsuccessful.

     Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. The offering costs have been offset against the proceeds of private and public offerings completed during fiscal 1999 and 2000. Other costs include security deposits and prepaid property leases.

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

     Concentration of Credit Risk and Significant Vendors -- The nature of the Company's business is such that no single customer represents more than 2% of net accounts receivable. The Company does not require collateral or other security to support customer's receivables but conducts periodic reviews of customer payment practices to minimize collection risk on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

     In certain areas of the country, the Company bills its customers on the local telecommunications providers' bill either directly or indirectly through a third-party billing consolidator. This results in a concentration of credit risk to the local telecommunications providers (in one case $586,219 and in another, $93,512, as of September 30, 2000) and to the third-party billing consolidator ($878,669 as of September 30, 2000). Management does not believe that this concentration presents a material risk to the Company.

     As of September 30, 2000, the Company was owed $331,607 on a note receivable (see Note 3) by a previous owner of a business acquired by the Company. The note receivable is secured by 150,000 common shares in the Company with a market value of $1.2 million at September 30, 2000. Consequently management does not believe this concentration presents a material risk to the Company.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     As of September 30, 2000, the Company had a balance of prepaid equipment costs of $806,262 (see Note 4) with Glenayre Technologies, Inc. Management does not believe that this concentration presents a material risk to the Company.

     The Company uses services provided by several telecommunications providers for interconnection to the public telephone network. There are other local telephone companies which could provide the Company with a similar interconnection. However, in the event that any of these companies were to experience difficulties in providing the Company with interconnection in its present configuration, it could materially adversely affect the Company's business in the short-term. A period of time would be required to enable the Company to establish a new interconnection to the public telephone network.

     Financial Instruments -- The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the note receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective annual borrowing rate.

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

     Deferred Revenue and Revenue Recognition -- Revenues are recognized at the time services are performed or products are delivered, net of refunds. Deferred revenue primarily represent customer prepayments which are recognized as revenue when earned.

     Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 1999 and 2000, the Company held available-for-sale securities, and the unrealized loss on these securities has been recognized as a component of comprehensive income in the consolidated statements of stockholders' equity.

     Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended September 30, 1999, included in diluted EPS are common equivalent shares outstanding totaling 196,083 determined using the treasury stock method consisting of stock options and warrants. Basic and diluted EPS were the same for fiscal 2000 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive. Potential dilutive securities, not included in diluted earnings per share, include options and warrants for the purchase of 1,588,047 shares of common stock as of September 30, 2000. In connection with the Company's public offering in May 1999 (see Note 9), the representative of the underwriters required certain of the Company's significant stockholders to place 200,000 shares of common stock in escrow pursuant to an escrow agreement. These shares will be released from escrow based on achieving certain net income and share price levels in the future or the sale of all or substantially all the assets or stock of the Company. However, the shares will be released from escrow seven years from the

                      MULTI-LINK TELECOMMUNICATIONS, INC.

date of the public offering, if not previously released and, therefore, are included in the basic and diluted earnings (loss) per share calculations. The escrowed shares retain voting rights.

     Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates concerning the valuation of its goodwill and subscriber accounts and their related lives. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

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

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth fiscal quarter of the Company's fiscal year ending September 30, 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

     Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

2. ACQUISITIONS:

     On November 17, 1999, Telecommunications, through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net liabilities acquired. The purchase price was $1.1 million cash and the assumption of $2.9 million in liabilities.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to a five-year non-compete and a two-year consulting agreement. Prior to the end of the fiscal year, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi-Link Communications, LLC.

     On November 29,1999 Hellyer Communications Services, Inc., acquired 9,416 voice messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $278,855 (unaudited) consisting of $258,320 in cash and common stock (2,220 shares) with a market value at the date of issuance of $20,535. The revenues and expenses of these accounts have been consolidated with those of Telecommunications effective November 29, 1999.

     On January 6, 2000, Telecommunications through its newly formed subsidiary, One Touch Communications, Inc. acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.19 million, of which $1.17 million was in cash and restricted common stock (246,718 shares) with a market value at date of issuance of $2.02 million. The sellers agreed to hold the common stock for up to two years from the date of closing, although 201,250 shares were subsequently sold through private placement. The results of the One Touch business have been consolidated with those of Telecommunications effective January 6, 2000.

     On March 31, 2000, Telecommunications acquired 100% of the outstanding capital stock of VoiceLink, Inc. a provider of advanced voice messaging services to businesses in Atlanta, Georgia for restricted common stock (406,488) with a market value at the date of issuance of $4.88 million. The acquisition was accounted for as a pooling of interests, and the results of the VoiceLink business have been consolidated with those of Telecommunications, as if the two businesses had been merged throughout the periods presented. During 2000, the Company recorded a charge of $121,000 for acquisition-related costs. These costs consisted of legal and accounting fees, and certain other expenses directly related to the acquisition.

     VoiceLink had a December 31 fiscal year-end and, accordingly, the VoiceLink statements of operations for the year ended December 31, 1999 have been combined with the Company's statements of operations for the fiscal year ended September 30, 1999. In order to conform VoiceLink's calendar year-end to the Company's September 30 year-end, the consolidated statement of stockholders' equity was adjusted for the operating results of VoiceLink for the period from October 1, 1999 to December 31, 1999, which are included in the consolidated statements of operations in both the years ended September 30, 1999 and 2000. The following is a summary of VoiceLink's operating results for that period:

Revenue..................................................   $588,979
Expenses.................................................    599,704
                                                            --------
Net loss.................................................   $(10,725)
                                                            ========

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     Separate revenues, net income, and related per share amounts of the Company and VoiceLink are presented in the following table.

                                                                 1999         1998
                                                              ----------   ----------
REVENUE:
Multi-Link..................................................  $2,217,468   $1,859,276
VoiceLink...................................................   2,371,281    2,306,660
                                                              ----------   ----------
Revenue, as reported........................................  $4,588,749   $4,165,936
                                                              ==========   ==========
NET INCOME (LOSS):
Multi-Link..................................................  $  391,259   $ (167,617)
VoiceLink...................................................     109,812       40,440
                                                              ----------   ----------
Net income (loss), as reported..............................  $  501,071   $ (127,177)
                                                              ==========   ==========

     Effective May 1, 2000, the Company acquired the remaining outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to the Company. The remaining 50% of outstanding share capital of VoiceLink of Florida, Inc. was acquired for restricted common stock (12,000) with a market value at date of issuance of $132,000. The acquisition was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. have been consolidated with those of the Company effective May 1, 2000.

     On July 31, 2000, the Company entered into an agreement to acquire the Chicago base of residential voicemail customers of Amerivoice, Inc. As no subscribers had been transferred by Amerivoice to the Company before September 30, 2000, this acquisition had no impact on the results for fiscal 2000. Total acquisition costs are not expected to exceed $100,000.

     The following unaudited pro forma results of operations are for the Company, including VoiceLink on a pooling of interests basis, Hellyer and One Touch Communications as if the acquisitions had taken place on October 1, 1998.

                                                           YEAR ENDED
                                                          SEPTEMBER 30,
                                                              1999
                                                          -------------
Revenues...............................................    $14,675,754
                                                           ===========
Net (loss).............................................    $(3,854,562)
                                                           ===========
Loss per share.........................................    $     (1.28)
                                                           ===========
Weighted average shares outstanding....................      3,007,198
                                                           ===========

     The above pro forma amount is not necessarily indicative of results of operations of future periods had the combination occurred in October, 1998.

3. NOTE RECEIVABLE:

     As part of Telecommunications' acquisition of Hellyer (see Note 2), Telecommunications advanced $300,000 on a note receivable to the former owner of Hellyer. The loan accrues interest at a prime rate plus 3%, is repayable in full, interest and principal, on or before December 31, 2000 and is secured by 150,000 common shares of the Company. The market value of this security as of September 30, 2000 was approximately $1.2 million.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     On November 14, 2000, the debtor under the note receivable filed for bankruptcy under Chapter 11, which is an event of default under the note receivable. Management does not believe that this affects the Company's ability to realize the debt, which is collateralized by shares in the Company with a market value substantially in excess of the fair amount of the note at the date of bankruptcy, and that its security interest is not compromised by the bankruptcy. Due to the unpredictability of the timing of the collection from the bankruptcy estate, the note has been classified as long-term, however, there is a possibility that the note may be collected within one year of the date of the financial statements.

4. PREPAID EQUIPMENT:

     As part of the private placement of shares to Glenayre Technologies, Inc. (Glenayre) (see Note 9) the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre over the next three years at standard list price. To fund part of these contracted purchases, $800,000 of the proceeds from the issuance of the stock to Glenayre was retained by Glenayre in an escrow account.

     Subsequent to the end of fiscal 2000, the Company has purchased or committed to purchase $636,000 of equipment from Glenayre. This amount has or will be offset against the balance of prepaid equipment costs.

5. PROPERTY AND EQUIPMENT:

     Property and equipment comprise the following as of September 30, 2000:

Motor vehicles..........................................   $  138,405
Plant and equipment.....................................       85,932
Computer equipment......................................    1,273,062
Furniture and fixtures..................................      335,899
Real estate and leasehold improvements..................      321,673
Voice messaging equipment...............................    3,636,565
                                                           ----------
                                                            5,791,536
Accumulated depreciation................................     (810,917)
                                                           ----------
                                                           $4,980,619
                                                           ==========

     Depreciation expense for the years ended September 30, 1999 and 2000 was $139,714 and $452,729, respectively. Computer equipment includes software and hardware developed or purchased from others.

6. INTANGIBLE ASSETS:

     Intangible assets comprise the following as of September 30, 2000:

Goodwill...............................................   $ 5,855,435
Subscriber accounts....................................     1,565,097
Non-compete agreement..................................       864,733
Consulting agreement...................................       275,893
                                                          -----------
                                                            8,561,158
Amortization...........................................    (1,354,003)
                                                          -----------
                                                          $ 7,207,155
                                                          ===========

     Amortization expense for the years ended September 30, 1999 and 2000 was $231,014 and $998,366, respectively.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

7. NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt consist of the following as of September 30, 2000:

Line-of-credit to a commercial lender (the Westburg Loan)
for $2,150,000. Interest charged at 3% above prime (12.5%
per annum as of September 30, 2000) with monthly payments of interest only through October 2001 after which date monthly
principal and interest payments are to be made on the basis
of a 10-year amortization with all unpaid principal and
accrued interest due October 2003. This note is
collateralized by all the assets of the Company. Under the
terms of the Westburg Loan, the Company is required to
maintain certain financial ratios and has certain other
restrictions including limits on total indebtedness, payment of dividends, and capital expenditures. As of September 30,
2000, the Company was in compliance with these covenants....  $ 1,560,000
The Company has entered 12 leasing and loan arrangements to
finance or refinance the purchase of fixed assets. The term
of the financing is from 36 to 60 months at interest rates
of between 9.25% and 11% per annum collateralized by the
underlying assets...........................................    2,847,947
A margin facility collateralized by the Company's
investments Interest is charged at 8.75% per annum and the
facility has no specified term..............................      475,352
The Company entered into a 20-year real estate loan,
repayable in March 2020, with a variable interest rate of
3.17% over the Fed rate (currently 9.77%), collateralized by
the underlying asset........................................       76,004
                                                              -----------
                                                                4,959,303
Less current portion........................................   (1,204,888)
                                                              -----------
                                                              $ 3,754,415
                                                              ===========

     Principal payments on the above obligations at September 30, 2000 are due as follows:

2001....................................................   $1,204,888
2002....................................................      903,184
2003....................................................    2,218,083
2004....................................................      517,346
2005....................................................       48,247
Thereafter..............................................       67,555
                                                           ----------
                                                           $4,959,303
                                                           ==========

     On November 20, 2000, the Company entered into a $565,000, 48-month loan at an interest rate of 10.15% secured by fixed assets.

     Total interest expense paid to stockholders for the years ended September 30, 1999 and 2000 was $376,344 and $462 respectively. There is no related party debt outstanding as of September 30, 2000.

                      MULTI-LINK TELECOMMUNICATIONS, INC.

8. COMMITMENTS:

     The Company leases certain equipment under lease agreements classified as operating leases. Minimum future equipment and office rental payments are as follows:

                                                              OPERATING     CAPITAL
                                                              ----------   ----------
2001........................................................  $  548,180   $  559,130
2002........................................................     573,404      558,850
2003........................................................     587,404      532,659
2004........................................................     584,908      352,169
2005........................................................     394,398       42,615
Thereafter..................................................       8,963           --
                                                              ----------   ----------
                                                              $2,697,257   $2,045,423
                                                              ==========
Less imputed interest.......................................                 (362,711)
                                                                           ----------
Capital lease principal included in Note 7..................               $1,682,712
                                                                           ==========

     On October 15, 2000, the Company entered into a new 60-month office lease in Ft. Lauderdale, Florida with total rental payments of $57,457. This lease obligation is included in the above table.

     Rent expense for the years ended September 30, 1999 and 2000 was $74,799 and $351,589, respectively.

9. STOCKHOLDERS' EQUITY:

     Preferred Stock -- The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

     Common Stock -- The Company declared a 3 for 5 reverse stock split effective in February 1999. Accordingly, all amounts for common stock reflected in the financial statements and accompanying notes reflect the effect of this split.

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

     As described in Note 2, during the year ended September 30, 2000, the Company issued common stock in connection with four acquisitions and related consulting and non-compete agreements.

     During fiscal 2000, 40,483 shares of common stock were issued for $105,235 under the terms of the Company's approved stock option plan.

     On June 30, 2000, 104,439 shares of common stock, together with a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $14.3625, were issued to Glenayre for a total purchase price of $1 million. As part of this transaction, the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre over the next three years at standard list price. To fund part of these contracted purchases, $800,000 of the $1 million stock purchase consideration was retained by Glenayre in an escrow account (see Note 4).

     The Company is currently undertaking a public offering to provide gross proceeds of approximately $15 million. At the close of the public offering, the Company will sell to the representative of the underwriters for $100, 80,000 warrants to purchase 40,000 shares of common stock, at an exercise price amount to be determined

                      MULTI-LINK TELECOMMUNICATIONS, INC.

based on this offering. The underwriter's warrants will be exercisable for four years beginning one year after the effective date of the registration statement.

     Warrants -- During fiscal 1998, the Company issued "A" warrants for the purchase of 36,000 shares of common stock to an entity in consideration for converting part of its debt with the Company into 72,000 shares of common stock. These warrants expire May 2001 and are exercisable at $4.17 per share.

     The Company also issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan (see
Note 7). The expiration date of the warrant will be earlier of (i) the date all amounts are repaid under the Westburg Loan, (ii) the date of the sale of the Company or substantially all of its assets, (iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for common stock of the Company at a price greater than $8.17 per share, or (iv) October 21, 2003. The warrant is exercisable at $4.17 per share.

     In connection with the private placement and debt conversion in November 1998, the Company issued "A" warrants to purchase 75,000 shares of common stock. These warrants are currently exercisable at $4.17 per share. The warrants expire in May 2001 and are redeemable under certain circumstances by the Company.

     In November 1998, the placement agent of the private placement and its nominees were issued "A" warrants and "B" warrants to purchase 7,500 and 15,000 shares of common stock at $4.17 and $5.00 per share. The warrants are exercisable under the same terms as the warrants issued in the private placement. The placement agent options are exercisable after November 1999 and expire in November 2003. In May 1999, two of the placement agent's nominees agreed to cancel 3,780 "A" warrants and 7,560 "B" warrants.

     In connection with the initial public offering in May 1999, the Company issued 1,380,000 "C" warrants. Two "C" warrants are exercisable to purchase one share of common stock for an exercise price of $9.00 per share during the three years ended May 14, 2002, subject to the Company's redemption rights.

     In May 1999, the underwriter to the initial public offering was issued warrants to subscribe for 120,000 units at $7.68 per unit. Each unit comprises one common share and one warrant. Two of the warrants within the units are exercisable to purchase one share of common stock for an exercise price of $11.52. Warrants within the units only become issued when the unit warrants are exercised. These warrants are exercisable through May 2004.

     In February 2000, warrants to purchase 150,000 shares of common stock at exercise prices between $14.00 and $25.00 per share were issued to an entity in connection with advisory services to be provided in connection with the identification of an underwriter for a public offering. The warrants would have become exercisable immediately upon the successful completion of an offering. The expiration date of the warrants was March 20, 2002. In the event that an offering was not successfully completed before September 20, 2000, the Company had the right to cancel the warrants. As no offering was successfully completed by September 20, 2000, these warrants were cancelled effective at that date.

     On June 30, 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $14.3625 to Glenayre as part of the transaction described above. The warrants expire in June 2005.

     Stock Options -- In 1997, the Company adopted a stock option plan (the "Plan") that authorizes the issuance of up to 300,000 shares of common stock. During fiscal 2000, the number of shares of common stock within the plan was subsequently increased to 800,000. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or "nonqualified stock options."

     Incentive and nonqualified stock options shall be granted at fair market value, to be determined by the Board of Directors, at the date of grant (except for holders of more than 10% of common stock, in which case the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options shall not exceed ten years and the vesting date is determined by the Board of Directors. As of

                      MULTI-LINK TELECOMMUNICATIONS, INC.

September 30, 2000, the Company had granted options under the Plan to purchase 595,580 shares, of which 91,243 options have been exercised and 38,450 have been forfeited or canceled.

     The following is a table of activity under the Plan:

                                                         1999                   2000
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                  NUMBER     EXERCISE    NUMBER     EXERCISE
                                                 OF SHARES    PRICE     OF SHARES    PRICE
                                                 ---------   --------   ---------   --------
Outstanding, beginning of year.................   154,665     $1.384     210,630     $4.207
Granted:
  Employees and others.........................    30,335       6.00      20,000      6.625
  Employees and others.........................    83,200       6.50     151,000       8.50
  Employees....................................        --         --      20,000       9.35
  Employees....................................        --         --     126,750      12.00
Exercised......................................   (50,760)     0.492     (40,483)      2.60
Forfeited/Canceled.............................    (6,810)     3.703     (22,010)      9.08
                                                  -------                -------
Outstanding, end of year.......................   210,630     $4.207     465,887     $ 7.95
                                                  =======                =======

     The weighted average fair value of options granted during fiscal 1999 and 2000 was $1.64 and $2.41 per share, respectively. For all options granted, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. Because the shares were not registered and publicly traded during 1998 and part of 1999, for the purpose of pricing the grants, the fair market value of the Company's common stock was determined by the Company's management and the Board of Directors. In May 1999, the Company's shares were registered and became publicly traded. The market prices of the Company's shares underlying the options granted subsequent to that time ranged from $4.625 to $14.1875.

     The weighted average contractual life for all options as of September 30, 2000 was approximately 8 years 10 months, with the exercise prices ranging from $0.017 to $12.00. At September 30, 2000, options for 111,292 shares were exercisable and options for the remaining shares become exercisable pro rata through December 2003. If not previously exercised, options outstanding at September 30, 2000, will expire as follows:

                                                                          WEIGHTED
                                                               NUMBER     AVERAGE
                                                                 OF       EXERCISE
FISCAL YEAR                                                    SHARES      PRICE
-----------                                                   ---------   --------
2004........................................................    20,000     $6.00
2007........................................................    40,765      0.03
2008........................................................    18,720      3.96
2009........................................................    86,652      6.46
2010........................................................   299,750      9.84
                                                               -------
                                                               465,887     $7.95
                                                               =======

     Pro Forma Stock-Based Compensation Disclosures -- The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the

                      MULTI-LINK TELECOMMUNICATIONS, INC.

Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amount indicated below.

                                                                1999       2000
                                                              --------   ---------
Net income (loss) applicable to common shareholders:
As reported.................................................  $501,071   $(129,206)
Pro forma...................................................   427,812    (759,359)
Net income (loss) per common share:
As reported.................................................  $   0.19   $   (0.03)
Pro forma...................................................      0.16       (0.19)

     For purposes of this disclosure, the weighted average fair value of the employee options granted was $1.64 and $2.45 in fiscal 1999 and 2000, respectively.

     The fair value of each employee and non-employee option granted in fiscal year 1999 and 2000, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1999     2000
                                                              ----   ---------
Expected volatility.........................................  34.8%  38.7-50.9%
Risk-Free interest rate.....................................   5.0%        6.5%
Expected dividends..........................................     0%          0%
Expected terms (in years)...................................     2         1-3

10. INCOME TAXES:

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:

                                                              1999    2000
                                                              -----   -----
Statutory rate..............................................   34.0%  (34.0)%
State income taxes, net of Federal income tax benefit.......    3.3%   (3.3)%
Increase (reduction) in valuation allowance related To net
  operating loss carryforwards and change in temporary
  differences...............................................  (25.3)%  47.3%
                                                              -----   -----
                                                                 12%     10%
                                                              =====   =====

     The components of the net deferred tax asset recognized as of September 30 are as follows:

                                                                 1999          2000
                                                              -----------   ----------
Current deferred tax asset (liabilities):
  Prepaid expense...........................................  $        --   $ (158,000)
  Allowance for doubtful account............................       12,000       56,000
  Other.....................................................       (3,000)       9,000
                                                              -----------   ----------
                                                                    9,000      (93,000)
  Valuation allowance.......................................       (9,000)          --
                                                              -----------   ----------
          Net current deferred tax liability................           --      (93,000)
                                                              -----------   ----------
Long-term deferred tax assets (liabilities):
  Net operating loss carryforwards..........................      862,000    1,080,000
  Goodwill..................................................      115,000      118,000
  Pooling expenses..........................................           --       45,143
  Capitalized subscriber accounts...........................      261,000     (251,000)
  Other.....................................................       27,000       23,000
  Valuation allowance.......................................   (1,265,000)    (922,143)
                                                              -----------   ----------
          Net long-term deferred tax asset..................           --       93,000
                                                              -----------   ----------
          Total deferred tax assets (liabilities)...........  $        --   $       --
                                                              ===========   ==========

                      MULTI-LINK TELECOMMUNICATIONS, INC.

     The Company currently has a net operating loss carryforward for Federal tax purposes of approximately $2,310,000, which, unless utilized, expires from 2011 through 2019. Certain of the loss carryforwards will be subject to restrictions after completion of the public offering (see Note 9).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-LINK TELECOMMUNICATIONS, INC.

Date: December 27, 2000                   By: /s/ NIGEL V. ALEXANDER
                                            ------------------------------------
                                            Nigel V. Alexander
                                            Chief Executive Officer,
                                            Treasurer and Secretary

     In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
/s/ NIGEL V. ALEXANDER                                 Chief Executive Officer       December 27, 2000
-----------------------------------------------------  Treasurer and Secretary
Nigel V. Alexander                                     (Principal Executive
                                                       Officer)

/s/ SHAWN B. STICKLE                                   President, Chief Operating    December 27, 2000
-----------------------------------------------------  Officer and Director
Shawn B. Stickle

/s/ DAVID J. CUTLER                                    Chief Financial Officer       December 27, 2000
-----------------------------------------------------  (Principal Financial and
David J. Cutler                                        Accounting Officer)

/s/ KEITH R. HOLDER                                    Director                      December 27, 2000
-----------------------------------------------------
Keith R. Holder

                                                       Director                      December 27, 2000
-----------------------------------------------------
R. Brad Stillahn

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                        DESCRIPTION AND METHOD OF FILING
        -------                        --------------------------------
          1.1            -- Form of Underwriting Agreement.(1)
          1.2            -- Form of Selected Dealers Agreement.(1)
          3.1            -- Restated Articles of Incorporation filed on May 18,
                            1998.(1)
          3.2            -- Amendments to Restated Articles of Incorporation filed on
                            February 2, 1999.(1)
                            Associates Commercial Corporation.(1)
          4.4            -- Form of Warrant Agreement between the Registrant and
                            American Securities Transfer & Trust, Inc.(1)
          4.5            -- Form of Escrow Agreement.(1)
          4.6            -- Forms of Lock-Up Agreements.(1)
          4.7            -- Form of Representative's Option for the Purchase of
                            Units.(1)
          4.8            -- Form of Warrant Exercise Fee Agreement between Schneider
                            Securities, Inc., American Securities Transfer & Trust,
                            Inc. and the Registrant.(1)
          4.9            -- Amendment to Borrowing Agreement dated April 15, 1999
                            between Westburg Media Capital L.P., the Registrant and
                            Multi-Link Communications, Inc.(1)
          4.10           -- Registration Rights Agreement dated April 15, 1999
                            between Westburg Media Capital L.P. and the
                            Registrant.(1)
          4.11           -- Common Stock Purchase Warrant entitling Glenayre
                            Technologies, Inc. to purchase 100,000 shares of
                            Multi-Link Common Stock.(5)
          4.12           -- Registration Rights Agreement dated as of June 30, 2000 between the Registrant and Glenayre Technologies, Inc.(5)
          9.1            -- Form of Exercise Fee Agreement.(2)
         10.1            -- Stock Option Plan.(1)
         10.2            -- First Amendment to Stock Option Plan.(1)
         10.3            -- Agreement dated January 1, 1999, between the Registrant and Telecom Sales Associates, Inc. as amended on February
                            3, 1999.(1)
         10.5            -- US West Communications Digital Switched Service Rate
                            Stability Plan Agreements.(1)
         10.6            -- Consulting Agreement between the Registrant and Octagon
                            Strategies, Inc.(1)
         10.7            -- Employment Agreement between the Registrant and Shawn B.
                            Stickle.(1)
         10.8            -- Lease Agreement dated March 29, 1999 between the
                            Registrant and Lakeside Holdings, L.L.C., as amended.(1)
         10.9            -- Promissory Note dated September 30, 1998 from Registrant to Octagon Strategies, Inc.(1)
         10.10           -- Promissory Note dated September 30, 1998 from Registrant to Shawn B. Stickle.(1)
         10.11           -- Promissory Note dated April 14, 1999 from Registrant to
                            Westburg Media Capital, L.P.(1)
         10.12           -- Agreement for Sale and Purchase of Assets and Exhibits A
                            and B dated September 17, 1999 by and among Hellyer
                            Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                            Telecommunications, Inc., and HC Acquisition Corp.(3)
         10.13           -- Consulting Agreement dated September 17, 1999 by and
                            among Hellyer Communications, Inc. and HC Acquisition
                            Corp.(3)

        EXHIBIT
         NUMBER                        DESCRIPTION AND METHOD OF FILING
        -------                        --------------------------------
         10.14           -- Amended and Restated Asset Purchase Agreement dated
                            November 17, 1999 by and among Hellyer Communications,
                            Inc., Jerry L. Hellyer, Sr., Multi-Link
                            Telecommunications, Inc. and Hellyer Communications
                            Services, Inc. (without exhibits).(4)
         10.15           -- Loan Agreement dated November 17, 1999 by and between
                            Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                            Sr.(4)
         10.16           -- Promissory Note dated November 17, 1999 by and between
                            Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                            Sr.(4)
         10.17           -- Pledge and Security Agreement by and between Multi-Link
                            Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
         10.18           -- Purchase Agreement dated November 22, 1999 by and between
                            B.F.G of Illinois, Inc., Multi-Link Telecommunications,
                            Inc. and Hellyer Communications Services, Inc.(8)
         10.19           -- Asset Purchase Agreement dated December 22, 1999 by and among One Touch Communications, Inc., David G. Webster,
                            Eric C. Beguelin, Multi-Link Telecommunications, Inc. and
                            One Touch Communications, Inc.(8)
         10.20           -- Stock Purchase Agreement dated March 25, 2000 by and
                            among Multi-Link Telecommunications, Inc., VoiceLink,
                            Inc., L. Van Page and Larry Mays (without exhibits).(5)
         10.21           -- Registration Rights Agreement dated March 31, 2000 by and among L. Van Page, Larry Mays, Nigel V. Alexander, Shawn
                            B. Stickle and Multi-Link Telecommunications, Inc.(5)
         10.22           -- Letter of Intent by and between Multi-Link
                            Telecommunications, Inc. and Glenayre Technologies, Inc.
                            dated as of May 17, 2000.(6)
         10.23           -- Securities Purchase Agreement dated as of June 30, 2000 between Multi-Link Telecommunications, Inc. and Glenayre
                            Technologies, Inc.(7)
         10.24           -- Volume Purchase Agreement dated as of June 30, 2000
                            between Multi-Link Telecommunications, Inc. and Glenayre
                            Electronics, Inc.(7)
         16              -- Letter from James E. Scheifley & Associates, PC
                            confirming the circumstances pursuant to which James E.
                            Scheifley & Associates, PC resigned as Registrant's
                            principal independent accountants.(1)
         21              -- Subsidiaries of the Registrant.(9)
         23.1            -- Consent of HEIN + ASSOCIATES LLP.
         27              -- Financial Data Schedule.

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

(5) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on April 14, 2000.

(6) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on May 30, 2000.

(7) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on July 14, 2000.

(8) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2000.

(9) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2000.