Form 10QSB
period 2000-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2001-02-14
CIK 1072313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 0 - 26013

                       MULTI-LINK TELECOMMUNICATIONS, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                      84-1334687
 -------------------------------               --------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                4704 HARLAN ST., SUITE 420, DENVER, COLORADO 80212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 831 1977
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

         CLASS                                  OUTSTANDING FEBRUARY 13, 2001
--------------------------                      -----------------------------
Common Stock, No par value                             4,085,010 shares

          Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                               PAGE

Consolidated Balance Sheet December 31, 2000.                                             3

Consolidated Statements of Operations and Comprehensive Income -                          4
Three Months Ended December 31, 2000 and 1999.

Consolidated Statement of Cash Flows - Three Months ended December 31,                    5
2000 and 1999.

Notes to Consolidated Financial Statements.                                               6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                     8

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.                                                     15
Item 2.           Changes in Securities and Use of Proceeds.                             15
Item 3.           Defaults on Senior Securities.                                         15
Item 4.           Submission of Matters to a Vote of Security Holders.                   15
Item 5.           Other Information.                                                     15
Item 6.           Exhibits and Reports on Form 8-K.                                      15

PART I.   FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                       MULTI-LINK TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                DECEMBER 31,
                                                                                                    2000
                                                                                                ------------
ASSETS

CURRENT ASSETS
                Cash & Cash Equivalents                                                         $    492,997
                Marketable Securities, current                                                       800,480
                Accounts Receivable, net of allowance for doubtful accounts of $341,106            1,300,066
                Inventory                                                                             59,812
                Prepaid Expenses                                                                     329,608
                                                                                                ------------
                                Total Current Assets                                               2,982,963

PROPERTY & EQUIPMENT NET                                                                           5,557,659

OTHER ASSETS
                Note Receivable                                                                      341,059
                Prepaid Equipment                                                                    163,083
                Deferred Costs and Other                                                             314,168
                Intangible Assets, net of amortization of $1,688,497                               7,009,877
                                                                                                ------------
TOTAL ASSETS                                                                                    $ 16,368,809
                                                                                                ============
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                Accounts Payable                                                                $    404,751
                Accrued Expenses                                                                     829,074
                Customer Deposits                                                                    106,968
                Deferred Revenue                                                                     104,862
                Notes Payable and Current Portion of Long - Term Debt                              1,430,366
                                                                                                ------------
                                Total Current Liabilities                                          2,876,021

LONG-TERM DEBT, NET OF CURRENT PORTION                                                             4,288,629

STOCKHOLDERS' EQUITY
                Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued                  0
                Common Stock no par value: 20,000,000 shares authorized, 4,085,010                11,857,383
                shares issued and outstanding
                Accumulated Deficit                                                               (2,654,314)
                Unrealized profit on marketable securities                                             1,090
                                                                                                ------------
                                Total Stockholders' Equity                                         9,204,159
                                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 16,368,809
                                                                                                ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                     DECEMBER 31,      DECEMBER 31,
                                                        2000              1999
                                                     ------------      ------------
NET REVENUES                                         $ 3,031,847       $ 2,092,980
COST OF SERVICES AND PRODUCTS                            790,747           437,902
                                                     -----------       -----------
GROSS MARGIN                                           2,241,100         1,655,078
EXPENSES
              Sales & Advertising Expenses               816,644           224,764
              General & Administrative Expenses        1,585,741           985,626
              Depreciation                               179,065            60,246
              Amortization                               309,440           136,639
                                                     -----------       -----------
                     Total Expenses                    2,890,890         1,407,275
INCOME (LOSS) FROM OPERATIONS                           (649,790)          247,803
INTEREST INCOME (EXPENSE) NET AND OTHER                 (142,585)          (23,495)
                                                     -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                       (792,375)          224,308
PROVISION FOR INCOME TAXES                               (15,151)           (3,443)
                                                     -----------       -----------
NET INCOME (LOSS)                                    $  (807,526)      $   220,865

UNREALIZED PROFIT (LOSS) ON INVESTMENTS                    1,758             4,311
AVAILABLE FOR SALE
                                                     -----------       -----------
COMPREHENSIVE INCOME (LOSS)                          $  (805,768)      $   225,176
                                                     ===========       ===========

NET INCOME (LOSS)  PER COMMON SHARE
              Basic                                  $     (0.20)      $      0.06
              Diluted                                $     (0.20)      $      0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
              Basic                                    4,084,861         3,602,160
              Diluted                                  4,084,861         3,837,934

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                 DECEMBER 31,       DECEMBER 31
                                                                                     2000               1999
                                                                                 ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                $   (807,526)      $    220,865

ADJUSTMENTS TO RECONCILE NET PROFIT TO NET
CASH USED IN OPERATING ACTIVITIES
              Depreciation and Amortization                                           488,505            196,885
              Amortization of Debt Discount and Issuance Costs                          4,543              7,293
              Bad Debt Expense                                                        190,632             92,749
CHANGES IN OPERATING ASSETS & LIABILITIES
              (Increase)/Decrease in Accounts Receivable                             (264,606)          (602,716)
              (Increase)/Decrease in Inventory                                         (7,807)              (720)
              (Increase)/Decrease in Prepayments                                       55,534            (70,905)
              Increase/(Decrease) in Accounts Payable                                (374,929)          (144,492)
              Increase/(Decrease in Accrued Expenses                                   54,292             29,784
              Increase/(Decrease) in Deferred Revenue                                  (1,224)           (20,600)
                                                                                 ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                                (662,586)          (291,857)

CASH FLOW FROM INVESTING ACTIVITIES
              Purchase of Subscriber Accounts                                         (37,162)          (389,642)
              Purchase of Fixed Assets                                               (112,926)          (290,108)
              Advance on Note Receivable                                               (9,452)          (304,537)
              (Purchase)/Sale of Marketable Securities                                 (3,627)         1,712,238
              Deferred Financing Costs                                                      0           (104,528)
              Deferred Equity Costs                                                   (22,241)                 0
              Purchase of Hellyer Communications' Business and Assets                       0         (1,057,000)
              Purchase of Amerivoice Subscriber Base                                  (75,000)                 0
                                                                                 ------------       ------------
                  Total Cash Flow used in Investing Activities                       (260,408)          (433,577)

CASH FLOW FROM FINANCING ACTIVITIES
              Payment of Related Party Notes Payable                                        0             (2,268)
              Proceeds from Issue of Stock Options                                        151                  0
              Advances under Notes Payable                                            946,597          1,700,000
              Payments of Notes Payable                                              (186,905)          (677,908)
              Customer Deposits                                                        (5,565)                 0
                                                                                 ------------       ------------
                  Total Cash Flow provided by Financing Activities                    754,278          1,019,824

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                                       (168,716)           294,390

Cash and Cash Equivalents at the beginning of the period                              661,713            691,057
                                                                                 ------------       ------------
Cash and Cash Equivalents at the end of the period                               $    492,997       $    985,447
                                                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                                           $    123,807       $     49,065
                                                                                 ------------       ------------
Cash paid for taxes                                                              $     35,500       $          0
                                                                                 ------------       ------------
Unrealized profit on marketable securities                                       $      1,758       $      4,311
                                                                                 ------------       ------------
Consultancy and non-compete agreements acquired for equity                       $          0       $    956,624
                                                                                 ------------       ------------
Fixed assets purchased through debt                                              $          0       $  1,105,472
                                                                                 ------------       ------------
Net liabilities assumed in business combination accounted for as a purchase      $          0       $  1,161,091
                                                                                 ------------       ------------
Fixed assets purchased through prepaid equipment costs                           $    643,179       $          0
                                                                                 ------------       ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB which includes audited financial statements for the years ended September 30, 2000 and 1999.

NOTE 2            BASIS OF CONSOLIDATION

         On November 19, 1999, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The purchase price was $1.1 million in cash and the assumption of approximately $2.9 million in liabilities. Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999. During the course of fiscal 2000, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi - Link Communications, LLC

         On November 29, 1999, Hellyer Communications Services, Inc., acquired 9,416 residential voice-messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $258,320 in cash and common stock (2,220 shares) with a market value at the date of issuance of $20,535. The revenues and expenses of these accounts have been consolidated with those of Multi-Link Telecommunications, Inc., effective November 29, 1999.

         On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.19 million, $1.17 million in cash and restricted common stock (246,718) with a market value at date of issuance of $2.02 million. The sellers agreed to hold the common stock for up to two years from the date of closing, although as at December 31, 2000, 208,249 shares had been sold through private placement. The results of the One Touch business have been consolidated with those of Multi-Link Telecommunications, Inc. effective January 6, 2000.

         On March 31, 2000, Multi-Link Telecommunications, Inc., acquired 100% of the outstanding capital stock of VoiceLink Inc., a provider of advanced voice messaging services to businesses in

Atlanta, Georgia. The purchase price was $4.88 million paid through the issue of restricted common shares (406,488) at a price of $12.00 per share. The acquisition was accounted for as a pooling of interests, and the results of the VoiceLink business have been consolidated with those of Multi-Link Telecommunications, as if the two businesses had been merged throughout the periods presented. Included in net income for the three months ended December 31, 2000 and 1999 was net income /(loss) from VoiceLink, Inc. of $54,000 and $(11,000) respectively.

         Effective May 1, 2000, Multi-Link Telecommunications, Inc., acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink, Inc., a wholly owned subsidiary of Multi-Link Telecommunications, Inc., had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to Multi-Link Telecommunications, Inc. and has been included in interest income (expense) net and other within the consolidated statements of operation and comprehensive income. The purchase price for the remaining 50% of outstanding share capital of VoiceLink of Florida, Inc. was acquired for restricted common stock (12,000) with a market value at date of issuance of $132,000. The acquisition was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. have been consolidated with those of Multi-Link Telecommunications, Inc., effective May 1, 2000.

         On July 31, 2000, the Company entered into an agreement to acquire the Chicago base of residential voicemail customers of Amerivoice, Inc. As no subscribers had been transferred by Amerivoice to the Company before September 30, 2000, this acquisition had no impact on the results for fiscal 2000. Subsequent to September 30, 2000 approximately 3,800 subscribers have been transferred to the Company. During the three months ended December 31, 2000, an interim payment of $75,000 was paid to Amerivoice in respect of the subscriber accounts that had been transferred. The total acquisition cost is not expected to exceed $100,000.


NOTE 3            NOTES PAYABLE

         During the three months ended December 31, 2000, Multi-Link Telecommunications, Inc. drew $300,000 under its five-year term loan with Westburg Media Capital and $65,000 under its margin facility with PaineWebber, Inc. to repay lease and loan facilities and provide additional working capital.

         Multi-Link Telecommunications, Inc., through its wholly owned businesses Multi-Link Communications Services, LLC., and VoiceLink, Inc. also entered into two equipment financing facilities with terms of 48 months, at interest rates of 8.5% and 10.15% per annum for a total of $581,000. These funds were used to repay existing leases and to finance the purchase of additional voice messaging equipment.

         As of December 31, 2000, we were current on our obligations to all lenders but were not in compliance with debt covenants on our revolving working capital loan from Westburg. Westburg has indicated its willingness to issue a covenant waiver and the Company is presently negotiating the terms of the waiver.

NOTE 4            STOCKHOLDERS' EQUITY

         On November 17, 2000, 360 shares of common stock were issued for $151 under the terms of our stock option plan.

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

    Our strategy is to offer a total messaging solution that is custom designed to meet the specific needs of each customer. Our customers can begin with basic voice mail services, and then upgrade to more advanced services as their needs change, or as they become willing to consider more advanced and higher-priced messaging solutions. These messaging services comprise approximately 95% of our revenue and include:

    o basic automated voice mail services;

    o call routing services;

    o live operator answering services; and

    o automated messaging services that integrate voice and fax messages.

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

    In addition to messaging services, we also sell other services and products that link into our messaging services. In some cases, we act as agents for other telecommunications companies and receive sales commissions, and in other cases we purchase services and resell them to our customers. These products and services account for approximately 5% of our revenues. These services include:

    o pagers and paging services;

    o mobile telephones and mobile telephone services;

    o local dial tone services;

    o long distance telephone service; and

    o telephone systems.

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

    From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp. at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp. with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% over prime rate per annum. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years. Subsequently we have drawn down a further $2 million under this facility to finance our program of acquisitions and for working capital.

SUPPLEMENTARY OPERATING INFORMATION.

Expansion of sales and marketing expenditures leading to covenant breach.

    In September 2000, in anticipation of the completion of the proposed follow-on public offering described in "Liquidity" below, we embarked on a substantial expansion of our sales and marketing activities which was designed to generate higher levels of internal growth to accompany the acquisition growth we achieved during fiscal 2000. It was considered essential by the underwriter of our proposed follow-on offering to show higher levels of internal growth to successfully complete the offering.

    The expansion included the hiring and training of 30 additional staff members in our internal sales and marketing operations. During the quarter ended December 31, 2000, these additional expenditures increased our sales and marketing expenses and decreased our EBITDA to a level that we knew would breach the financial covenants on our revolving term loan from Westburg. However, because it was our intention to repay Westburg using proceeds of the offering, the risk associated with this strategy was deemed acceptable by the Board of Directors.

    When it became apparent that the offering would not be completed due to market conditions and that Westburg would not be repaid prior to breaching their financial covenants, we entered into discussions with Westburg in order to increase our line of credit and obtain a waiver of our financial covenants that would allow us to continue with the expanded sales and marketing activities.

    Westburg offered covenant waivers, but at a cost that we presently consider unacceptable. We have therefore scaled back our expenditure on sales and marketing to levels consistent with prior quarters, which we anticipate will restore comparable levels of EBITDA. There can be no assurance that Westburg will agree to waive the defaults.

    These personnel reductions were implemented between January 10, 2001, and February 14, 2001. Because these cutbacks were not effected until part way through the March quarter the full effect will not be visible until we report our financial results for the period ending June 30, 2001.

    We intend to continue negotiations with Westburg for confirmation of the continued availability of our line of credit.

Reorganization of business to business ('B2B') lead generation operations.

     From our inception through January 1, 2000, telemarketers located in each of our local markets set appointments for our employed sales agents to visit small businesses and demonstrate the benefits of our messaging system. In January 2000, in an attempt to achieve a greater quantity and better quality of leads we centralized the B2B appointment setting for all local markets in Indianapolis.

     Throughout calendar 2000 we operated a centralized B2B appointment setting department with disappointing results. Despite significant investment in management, systems technology and personnel, results consistently failed to meet expectations and failed to satisfy the demand from local sales forces for well-qualified sales appointments. As a result, the level of new sales achieved in 2000 fell, and the cost of selling services to these new customers increased substantially.

     On January 10, 2001, we discontinued the centralized B2B appointment setting department and returned the telemarketing function to the local business units. We expect that the time required to hire personnel and to reopen this function in each local market will mean that new customer growth in the first quarter of 2001 will be below prior periods, but that long term future growth will be improved.

Sale of other telecommunications services and products to B2B customers.

     From inception through September 30, 2000, our B2B sales force sold nothing but our messaging services to small business customers since it was considered essential to focus on our core services and to avoid the conflicts that can be caused by selling multiple products to the same customer.

     During 2000 the cost of acquiring recurring revenue rose substantially because of poor centralized telemarketing performance.

     Commencing October 1, 2000, we began a test at our Indianapolis B2B operation, and started selling a broader range of services and products to small business customers. Our main focus is still messaging, but the new range of services included items that "link to" our messaging services in some way, and include:

      o mobile telephones,

      o pagers,

      o telephone systems,

      o local dial tone service, and

      o long distance service.

     The objective of the program was twofold: first, to decrease our long term customer attrition through providing more services to each customer (a widely accepted churn prevention strategy in the telecommunications industry) and second, to reduce the net cost of securing messaging customers by selling other products that generate immediate "one time" commissions and profits to offset sales and marketing expenses.

     We have begun the process of identifying other "best in class" telecom products and services in our other local markets to offer to our customers, and believe that we will be able to lower our cost of revenue generation across all markets in the future. By lowering the net cost of revenue generation we should be able to employ additional sales agents without adversely affecting our earnings in the future. This should, in turn, positively affect our internal revenue growth rate.

Introduction of Unified Messaging.

     Glenayre (the supplier of our messaging equipment) is scheduled to install our first unified messaging servers in Atlanta in March 2001. We believe that this new service set will provide us with a significant competitive advantage and may enable us to begin selling much more successfully. Unified Messaging allows the subscriber to manage voice, fax and email messages in one mailbox, and to retrieve any type of message through any device. For example, email read over the telephone through a text to voice translator, voice mail retrieved, played back and stored for the long term on a laptop or desk-top computer.

ACQUISITIONS

    On November 17, 1999, we acquired substantially all of the business and assets and certain liabilities of Hellyer Communications, Inc., a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of Hellyer since the date of acquisition.

    On January 6, 2000, we acquired substantially all of the business and assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of One Touch since the date of acquisition.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999.

         The results for the quarter ended December 31, 2000 include the results for all the acquisitions described above for the periods stated. The results for the quarter ended December 31, 1999 have been restated to include the results of VoiceLink Inc., the acquisition of which has been accounted for as a pooling of interests.

         NET REVENUES. Net revenues for the quarter ended December 31, 2000 were $3,032,000 compared to $2,093,000 for the fiscal quarter ended December 31, 1999, an increase of $939,000 or 45%. The acquisitions completed in fiscal 2000 generated additional revenue of $1,062,000 and the revenue from our existing businesses declined by $123,000 or 7% because we concentrated our efforts on generating increased revenue growth from our new acquisitions.

         COST OF SERVICES AND PRODUCTS. Cost of services and products for the fiscal quarter ended December 31, 2000 was $791,000, compared to $438,000 for the fiscal quarter ended December 31, 1999, an increase of $353,000 or 81%. Of this increase, $325,000 was attributable to the acquisitions completed in fiscal 2000, and $28,000 was attributable to our existing businesses because we sold more pagers and other equipment than in the prior year.

         GROSS PROFIT MARGIN. Gross margin for the fiscal quarter ended December 31, 2000 was $2,241,000 compared to $1,655,000 for the fiscal quarter ended December 31, 1999, an increase of $586,000 or 35% due to the factors described above.

         GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin declined from 79% for the three months ended December 31, 1999 to 74% for the three months ended December 31, 2000. The decline resulted from the change in our business mix as a result of the various acquisitions detailed above. Our gross profit margin on automated business messaging services is higher than the gross profit margin on business live answering and residential automated messaging services.

         SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the three months ended December 31, 2000, were $817,000 compared to $225,000 for the three months ended December 31, 1999, an increase of $592,000 or 263%. Of the increase, $342,000 was due to the inclusion of sales and advertising expenses from the acquisitions completed in fiscal 2000 and the remaining $250,000 was attributable to our existing businesses, primarily due to our expansion of the centralized residential telemarketing center during the fiscal year 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 2000, were $1,586,000 compared to $986,000 for the three months ended December 31, 1999, an increase of $600,000 or 61%. Of this increase $524,000 was attributable to the inclusion of general and administrative expenses from the acquisitions completed in fiscal 2000 and the remaining $76,000 was attributable to our existing businesses, primarily due to the overhead costs of establishing the centralized telemarketing center during the fiscal year 2000.

         EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA for the three months ended December 31, 2000 was a loss of $161,000 compared to earnings of $445,000 for the three months ended December 31, 1999, a decrease of $606,000. This decrease was caused primarily by the expansion of our sales and marketing activities and by the factors detailed above. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

         DEPRECIATION EXPENSE. Depreciation expense for three months ended December 31, 2000, was $179,000 compared to $60,000 for the three months ended December 31, 1999, an increase of $119,000 or 198%. Of this variance, $57,000 was due to the inclusion of depreciation in the acquisitions completed in fiscal 2000 and $62,000 from additional capital expenditure incurred in our existing businesses.

         AMORTIZATION EXPENSE. Amortization for the three months ended December 31, 2000, was $309,000 compared to $137,000 for the three months ended December 31, 1999, an increase of $172,000 or 126%. The increase was due to (a) amortization of goodwill on the acquisitions completed in fiscal 2000, (b) the amortization of the non - competition agreement and consulting agreement with Jerry L. Hellyer relating to the Hellyer acquisition and (c) amortization of subscriber accounts we acquired.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $(650,000) for the three months ended December 31, 2000, compared to a income from operations of $248,000 for the three months ended December 31, 1999, a decrease of $898,000 due to the factors described above.

         NET INTEREST EXPENSE. Net interest expense for the three months ended December 31, 2000, was $143,000 compared to $23,000 for the three months ended December 31, 1999, an increase of $120,000 or 522% due to our increased level of debt.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended December 31, 2000 was $15,000 compared to $3,000 for the three months ended December 31, 1999, an increase of $12,000 or 400% due to state taxation on the acquisitions completed in fiscal 2000.

         NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS). We incurred a net loss of $(808,000) for the three months ended December 31, 2000, compared to a net profit of $221,000 for the three months ended December 31, 1999, a decrease of $1,029,000 due to the factors outlined above. The comprehensive loss for the three months ended December 31, 2000 was $(806,000), $2,000 less than the net loss of $(808,000). The difference of $2,000 relates to the transition from unrealized losses to unrealized profits on our portfolio of marketable securities, which are held as available for sale investments. The comprehensive profit for the three months ended December 31, 1999 was $225,000, $4,000 more than the net income of $221,000. The difference of $4,000 was due to a reduction in the unrealized losses on our portfolio of marketable securities, which are held as available for sale investments.

LIQUIDITY AND CAPITAL RESOURCES

    We continue to meet our capital requirements through our existing cash and securities resources, a $2.1 million line of credit provided by Westburg and various long-term equipment-leasing facilities.

    As of December 31, 2000, we were current on our obligations to all lenders but were not in compliance with debt covenants and are in default on our revolving working capital loan from Westburg. As described above, we are in discussions with Westburg for a covenant waiver.

    As of December 31, 2000 we had available cash of $493,000, marketable investments, net of the related margin facility, of $216,000, and available undrawn loan facilities of $140,000. In addition, at December 30, 2000 we had $163,000 on deposit with Glenayre to be used as partial payment for the future equipment purchase obligations described below.

    For the three months ended December 31, 2000 net cash used in operations was approximately $(663,000) compared to $(292,000) for the three months ended December 31, 1999. This variance of $(371,000) arose due a decrease in profits adjusted for non - cash items of $(641,000) offset by a reduction of $270,000 in the increase in funds tied up in operating assets an liabilities.

    Net cash used in investing activities was $(260,000), $173,000 less than the $(434,000) used in the same quarter in the prior year. In the three months ended December 31, 1999, we realized $1,712,000 from the sale of marketable securities, largely to finance the purchase of Hellyer Communications for $1,057,000 and an associated note receivable of $304,000. During the three months ended December 31, 1999, we also purchased $390,000 and $290,000 of subscriber accounts and fixed assets, respectively. In the three months ended December 31, 2000, the Company did not sell any marketable securities but at the same time did not make any major acquisitions. In the quarter ended December 2000, we paid $37,000 in connection with the acquisition of subscriber accounts, $113,000 for the purchase of fixed assets and $75,000 as an initial payment on the acquisition of the Amerivoice subscriber base.

    Cash flow from financing activities was $754,000 for the three months ended December 31, 2000 compared to $1,020,000 for the same quarter in the prior year. This reduction of $266,000 was largely due to a reduction in net debt finance raised in the current period.

    On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. As of December 31, 2000, we had purchased $637,000 of equipment from Glenayre.

    We anticipate that our existing cash balances, marketable securities, funds on deposit with Glenayre together with our ability to reduce costs whenever necessary to generate funds from operations and the Westburg revolving term loan will be sufficient to meet our presently projected operating requirements for the next 12 months.

    We plan to continue to acquire more companies involved in the messaging industry. We intend to seek additional debt and equity financing to support our acquisition programs in the future. On September 1, 2000 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an underwritten follow-on public offering intended to result in gross proceeds of $16,650,000. Due to adverse market conditions and a significant decline in the price of our common stock since filing the registration statement the offering was not completed. On February 2, 2001 we amended the filing to reflect a smaller offering of approximately $5,000,000, which we expect to complete in the first half of calendar 2001. However, there can be no assurance that market conditions will improve adequately to enable the proposed offering to be successfully completed.

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

    In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth quarter of the Company's fiscal year ending September 30, 2001. We do not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

EFFECTS OF INFLATION

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

SUBSEQUENT EVENTS

Reduction in Expenses.

    As described above, between January 10, 2001, and February 15, 2001, we significantly reduced our monthly expenses to restore positive levels of EBITDA. At this time we believe that we are generating positive EBITDA comparable with quarters prior to the quarter shown in this report.

Long Term Equipment Financing

    On January 9, 2001, we borrowed $147,000 in connection with a 48-month equipment lease at an interest rate of 10.82% per year.

    On January 12, 2001, we borrowed $300,000 in connection with a 48-month equipment lease at an interest rate of 10.82% per year.


PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The Company is not a party to any legal proceedings.

ITEM 2.        CHANGES IN SECURITIES.

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None.

ITEM 5.        OTHER INFORMATION.

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

       a.      EXHIBITS.

               None

       b.      REPORTS ON FORM 8-K.

               None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MULTI-LINK TELECOMMUNICATIONS, INC,
                                    (REGISTRANT)




DATE: FEBRUARY 14, 2001            /s/   NIGEL V. ALEXANDER
-----------------------            ---------------------------------------------
                                         NIGEL V. ALEXANDER,
                                         CHIEF EXECUTIVE OFFICER.



DATE: FEBRUARY 14, 2001            /s/   SHAWN B. STICKLE
-----------------------            ---------------------------------------------
                                         SHAWN B. STICKLE,
                                         PRESIDENT AND CHIEF OPERATING OFFICER.



DATE: FEBRUARY 14, 2001            /s/   DAVID J.C. CUTLER
-----------------------            ---------------------------------------------
                                         DAVID J.C. CUTLER,
                                         CHIEF FINANCIAL OFFICER.