Form 10QSB
period 2001-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2001-05-15
CIK 1072313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 0 - 26013


                       MULTI-LINK TELECOMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          COLORADO                                       84-1334687
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                4704 HARLAN ST, SUITE 420, DENVER, COLORADO 80212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

       CLASS                                 OUTSTANDING MAY 14, 2001
--------------------------                   ------------------------
Common Stock, No par value                       4,160,010 shares


         Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                                  PAGE
Consolidated Balance Sheet March 31, 2001.                                                 3

Consolidated Statements of Operations and Comprehensive Income -                           4
Three Months ended March 31, 2001 and 2000 and Six Months ended
March 31, 2001 and 2000.

Consolidated Statement of Cash Flows - Six Months ended March 31,                          5
2001 and 2000.

Notes to Consolidated Financial Statements.                                                6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                      9



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                        17
Item 2.           Changes in Securities                                                    17
Item 3.           Defaults on Senior Securities                                            17
Item 4.           Submission of Matters to a Vote of Security Holders                      17
Item 5.           Other Information                                                        18
Item 6.           Exhibits and Reports on Form 8-K.                                        18

PART I.   FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                      MULTI-LINK TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                      MARCH 31,
                                                                                        2001
                                                                                 ------------------
ASSETS

CURRENT ASSETS
     Cash & Cash Equivalents                                                     $         342,698
     Accounts Receivable, net of allowance for doubtful accounts of $525,973             1,094,160
     Inventory                                                                              35,742
     Prepaid Expenses                                                                      303,828

                                                                                 ------------------
         Total Current Assets                                                            1,776,428

PROPERTY & EQUIPMENT NET                                                                 5,503,057

OTHER ASSETS
     Note Receivable                                                                       354,374
     Prepaid Equipment                                                                      99,297
     Deferred Financing Costs and Other Assets                                             116,388
     Intangible Assets, net of impairment and amortization of  $1,967,445                5,241,325

                                                                                 ------------------
TOTAL ASSETS                                                                     $      13,090,869
                                                                                 ==================

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                            $         480,563
     Accrued Expenses                                                                    1,254,596
     Accrued Lease Costs                                                                   304,603
     Customer Deposits                                                                     104,952
     Deferred Revenue                                                                      105,861
     Notes Payable and Current Portion of Long-Term Debt                                   952,378

                                                                                 ------------------
         Total Current Liabilities                                                       3,202,953

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   4,622,377
LONG-TERM ACCRUED LEASE COSTS                                                              678,789

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued.                  0
     Common Stock no par value: 20,000,000 shares authorized, 4,160,010
     shares issued and outstanding.                                                     12,204,258

     Accumulated Deficit                                                                (7,617,508)
                                                                                 ------------------
         Total Stockholders' Equity                                                      4,586,750

                                                                                 ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $      13,090,869
                                                                                 ==================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MULTI-LINK TELECOMMUNICATIONS, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            MARCH 31,         MARCH 31,        MARCH 31,        MARCH 31,
                                                               2001             2000             2001             2000
                                                            -----------      -----------      -----------      -----------
NET REVENUES                                                $ 2,782,204      $ 3,055,855      $ 5,814,051      $ 5,148,835

COST OF SERVICES AND PRODUCTS                                   740,166          621,620        1,530,913        1,059,522
                                                            -----------      -----------      -----------      -----------

GROSS MARGIN                                                  2,042,038        2,434,235        4,283,138        4,089,313

EXPENSES
    Sales & Advertising Expenses                                921,602          405,404        1,738,246          630,168
    General & Administrative Expenses                         3,172,679        1,527,895        4,758,420        2,513,521
    Capitalized Offering Costs Written Off                      472,839                0          472,839                0
    Write Off Goodwill Due to Permanent Impairment            1,761,171                0        1,761,171                0
    Depreciation                                                186,041          106,407          365,106          166,653
    Amortization                                                315,059          270,594          624,499          407,233
                                                            -----------      -----------      -----------      -----------

       Total Expenses                                         6,829,391        2,310,300        9,720,281        3,717,575

INCOME (LOSS) FROM OPERATIONS                                (4,787,353)         123,935       (5,437,143)         371,738

INTEREST INCOME (EXPENSE) NET                                  (172,991)         (86,291)        (315,576)        (109,786)

                                                            -----------      -----------      -----------      -----------
NET INCOME (LOSS) BEFORE TAXATION                            (4,960,344)          37,644       (5,752,719)         261,952

PROVISION FOR INCOME TAXES                                       (2,850)          (1,273)         (18,001)          (4,716)

                                                            -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                           $(4,963,194)     $    36,371      $(5,770,720)     $   257,236

UNREALIZED LOSS ON INVESTMENTS AVAILABLE FOR SALE                (1,758)          (8,200)               0           (3,889)

                                                            -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                 $(4,964,952)     $    28,171      $(5,770,720)     $   253,347
                                                            ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic                                                   $     (1.21)     $      0.01      $     (1.41)     $      0.07
    Diluted                                                 $     (1.21)     $      0.01      $     (1.41)     $      0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                     4,085,844        3,914,663        4,085,353        3,758,412
    Diluted                                                   4,085,844        4,290,579        4,085,353        4,039,339



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MULTI-LINK TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                      MARCH 31         MARCH 31
                                                                                        2001             2000
                                                                                     -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                    $(5,770,720)     $   257,236

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES
    Depreciation and Amortization                                                        989,605          573,886
    Write Off Goodwill due to Permanent Impairment                                     1,761,171                0
    Amortization of Debt Discount and Issuance Costs                                       4,543           14,584
    Bad Debt Expense                                                                     375,499          217,153
    Issue of Stock for Services                                                          347,026                0

CHANGES IN OPERATING ASSETS & LIABILITIES
    (Increase)/Decrease in Accounts Receivable                                          (243,567)        (727,333)
    (Increase)/Decrease in Inventory                                                      16,263           (3,115)
    (Increase)/Decrease in Prepayments                                                    85,857          (27,363)
    Increase/(Decrease) in Accounts Payable                                             (299,116)         289,127
    Increase/(Decrease) in Accrued Expenses                                            1,463,206       (1,056,033)
    Increase/(Decrease) in Deferred Revenue                                                 (226)               0

                                                                                     -----------      -----------
NET CASH  USED IN OPERATING ACTIVITIES                                                (1,270,459)        (461,858)

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Subscriber Accounts                                                      (96,427)        (249,152)
    Purchase of Fixed Assets                                                            (180,579)      (1,052,040)
    Advance on Note Receivable                                                           (22,767)        (313,327)
    Sale of Marketable Securities                                                        795,765        3,196,442
    Deferred Financing Costs                                                             170,995         (131,406)
    Purchase of Cashtel Subscriber Accounts                                                    0         (224,000)
    Purchase of Amerivoice Subscriber Accounts                                          (282,693)               0
    Purchase of N'Orbit Subscriber Accounts                                              (40,720)               0
    Purchase of Hellyer Communications' Business and Assets                                    0       (1,454,256)
    Purchase of One Touch Communications' Business and Assets                                  0       (1,152,060)

                                                                                     -----------      -----------
        Total Cash Flow provided by / (used in) Investing Activities                     343,574       (1,379,799)

CASH FLOW FROM FINANCING ACTIVITIES
    Payment of Related Party Notes Payable                                                     0          (17,569)
    Advances under Notes Payable                                                       1,568,160        2,626,000
    Payments of Notes Payable                                                           (952,708)      (1,071,770)
    Customer Deposits                                                                     (7,582)         130,916
    Net effect of pooling VoiceLink                                                            0           10,726

                                                                                     -----------      -----------
        Total Cash Flow provided by Financing Activities                                 607,870        1,678,303

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                                       $  (319,015)     $  (163,354)
                                                                                     ===========      ===========

Cash and Cash Equivalents at the beginning of the period                             $   661,713      $   408,906
                                                                                     ===========      ===========
Cash and Cash Equivalents at the end of the period                                   $   342,698      $   572,260
                                                                                     ===========      ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                                               $   294,283      $    86,291
                                                                                     -----------      -----------
Cash paid for taxation                                                               $    35,500      $         0
                                                                                     -----------      -----------
Consultancy and non-compete agreements acquired for equity                           $         0      $   956,624
                                                                                     -----------      -----------
Business and assets of One Touch acquired for equity                                 $         0      $ 2,020,000
                                                                                     -----------      -----------
Unrealized loss on marketable securities                                             $      (669)     $    (3,889)
                                                                                     -----------      -----------
Fixed assets purchased through debt                                                  $         0      $ 1,105,472
                                                                                     -----------      -----------
Fixed assets purchased through prepaid equipment costs                               $   706,965      $         0
                                                                                     -----------      -----------
Net liabilities assumed in business combination accounted for as a purchase          $         0      $   829,021
                                                                                     -----------      -----------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB which includes audited financial statements for the years ended September 30, 2000 and 1999.

NOTE 2 BASIS OF CONSOLIDATION

         On November 19, 1999, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer has been a provider of messaging services since 1969, and had over 40,000 subscribers in Indianapolis, Chicago and Detroit at the time of acquisition. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. Effective March 31, 2001, $2.6 million of goodwill was reclassified as subscriber accounts to reflect the carrying value of subscriber accounts acquired in the Hellyer acquisition. The purchase price was $1.1 million in cash and the assumption of approximately $2.9 million in liabilities. Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999. During the course of fiscal 2000, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi - Link Communications, LLC.

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

         On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. Effective March 31, 2001, $1.76 million of goodwill was written off due to impairment in carrying value. The estimated future undiscounted cash flow associated with the One Touch business was estimated to be less than the carrying value of goodwill and accordingly the goodwill arising on the acquisition of One Touch was written down to the value of its estimated discounted future cash flow. In addition, $640,000 of goodwill was reclassified as subscriber accounts to reflect the carrying value of subscriber accounts acquired in the One Touch acquisition. The purchase price was $3.19 million, $1.17 million in cash and restricted common stock (246,718 shares) with a market value at date of issuance of $2.02 million. The sellers agreed to hold the common stock for up to two years from the date of closing. At March 31, 2001, 223,249 of these shares had been sold through private placements and sales under Rule 144. The results of the One Touch business have been consolidated with those of Multi-Link Telecommunications, Inc. effective January 6, 2000.

         On March 31, 2000, Multi-Link Telecommunications, Inc., acquired 100% of the outstanding capital stock of VoiceLink Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The purchase price was $4.88 million paid through the issue of restricted common stock (406,488 shares) at a price of $12.00 per share. The acquisition was accounted for as a pooling of interests, and the results of the VoiceLink business have been consolidated with those of Multi-Link Telecommunications, as if the two businesses had been merged throughout the periods presented.

         Effective May 1, 2000, Multi-Link Telecommunications, Inc., acquired 50% of the outstanding capital stock of VoiceLink of Florida, Inc., a provider of advanced voice messaging services to businesses in Ft. Lauderdale, Florida. VoiceLink, Inc., a wholly owned subsidiary of Multi-Link Telecommunications, Inc., had previously owned 50% of the outstanding share capital of VoiceLink of Florida, Inc. and VoiceLink of Florida, Inc. had been accounted for under the equity method of accounting. The equity income (loss) of VoiceLink of Florida, Inc. was not significant to Multi-Link Telecommunications, Inc. and has been included in interest income (expense) net and other within the consolidated statements of operation and comprehensive income. The purchase price for the remaining 50% of outstanding share capital of VoiceLink of Florida, Inc. was acquired for restricted common stock (12,000) with a market value at date of issuance of $132,000. The acquisition was accounted for as a purchase, and, as a result, the results of VoiceLink of Florida, Inc. have been consolidated with those of Multi-Link Telecommunications, Inc., effective May 1, 2000. Effective March 31, 2001, $87,000 previously classified as goodwill arising on the acquisition of VoiceLink of Florida, Inc. was reclassified as subscriber accounts to reflect the carrying value of subscriber accounts acquired on the VoiceLink of Florida acquisition.

         On July 31, 2000, the Company entered into an agreement to acquire part of the Chicago base of residential voicemail customers of Amerivoice, Inc. As no subscribers had been transferred by Amerivoice to the Company before September 30, 2000, this acquisition had no impact on the results for fiscal 2000. Subsequent to September 30, 2000 approximately 3,800 subscribers have been transferred to the Company. During the six months ended March 31, 2001, an interim payment of $75,000 was paid to Amerivoice in respect of the subscriber accounts that had been transferred. The total acquisition cost is not expected to exceed $100,000.

         In January 2001, the Company entered into an agreement to acquire the telephone answering services customers of N'Orbit in Indianapolis at a total cost of approximately $40,000, $20,000 of which had been paid as at March 31, 2001 and a further $20,000 is due over the next two quarters. Annual revenues from these customers are expected to be approximately $50,000.

         Effective March 1, 2001 the Company entered into a further agreement to acquire additional Chicago residential customers and the base of business voice mail customers of Amerivoice, Inc. in Milwaukee, Wisconsin. The company also acquired certain fixed assets and voice messaging equipment in Milwaukee and Chicago. Approximately 9,700 residential customers and 420 business customers were transferred to the Company. As of March 31, 2001 no payments have been made. The total cost of acquiring these customers and assets is expected to be approximately $181,000.

NOTE 3 NOTES PAYABLE

         During the six months ended March 31, 2001, Multi-Link
Telecommunications, Inc. drew down $540,000 under its five-year term loan with Westburg Media Capital for working capital.

         In addition, Multi-Link Telecommunications, Inc., through its wholly owned businesses Multi-Link Communications Services LLC., and VoiceLink, Inc. (now renamed Multi-Link Communications, Inc.), also entered into four equipment financing facilities with terms of 48 months, at interest rates of between 8.5% and 11% per annum for a total of $1,028,000. These funds generated through refinancing fixed assets were used for working capital and to repay loan obligations.

         The Company repaid $584,000 under its securities margin facility with PaineWebber, Inc. from the liquidation of its portfolio of marketable securities.

         As of March 31, 2001, we were current on our obligations to all lenders but were not in compliance with debt covenants on our revolving working capital loan from Westburg. Westburg has issued a covenant waiver through June 30, 2001.

NOTE 4 ACCRUED LEASE COSTS

         Effective March 9, 2001, the Company terminated the operations of its centralized residential telemarketing center in Indianapolis. As a result of terminating these operations, the Company holds approximately 17,000 square feet of redundant office space on a lease with four years outstanding. Accordingly, the Company has accrued in full for its best estimate of the likely costs totaling $983,000 that it will incur under the lease taking into consideration its ability to sublease the office space in current economic conditions.

NOTE 5 STOCKHOLDERS' EQUITY

         On November 17, 2000, 360 shares of common stock were issued for $151 under the terms of our stock option plan.

         On March 31, 2001, 75,000 shares of common stock valued at $346,875 were issued for marketing and corporate finance services.

NOTE 6 LIQUIDITY

         We anticipate that our existing cash balances, funds on deposit with Glenayre, positive cash flow from operations together with our ability to further reduce costs to increase funds generated from operations will be sufficient to meet our presently projected operating and debt service requirements for the next 12 months. However, it is our intention to continue to pursue additional capital raising activities over the coming 12 months to improve our liquidity position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, the availability, cost and success of future acquisitions, the availability of connections to public telephone networks, our ability to add charges to customers' local Bell telephone bills, the implementation and success of unified messaging, the effects of unexpected chargebacks from our third-party billers and whether we are able to achieve and maintain compliance with our loan covenants.

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

         Beyond these core messaging services, we expect to expand our product line in 2001 with voice activated service access and unified messaging. "Unified messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines. We installed our first unified messaging servers in Atlanta in April 2001.

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

         From inception through September 1998, we financed our operations and net losses through factoring of customer contracts and working capital loans provided by CS Capital Corp. at implied interest rates of up to 52% per annum. In September 1998, we refinanced most of our indebtedness to CS Capital Corp. with a five-year term loan from Westburg Media Capital LP. The Westburg loan has an interest rate of 3% over prime rate per annum. In May 1999, we repaid all but $10,000 of the Westburg loan from the proceeds of our initial public offering and, as a result, experienced significantly lower net interest expense in fiscal 1999 than in prior years. Subsequently we have drawn down a further $2.1 million under this facility to finance our program of acquisitions and for working capital.

Closure of Residential Telesales Center on March 9, 2001.

         On March 9, 2001, we discontinued all new sales activity related to our residential messaging business in Indianapolis, Indiana, which we acquired from Hellyer Communications, Inc. ("Hellyer") in November 1999. This resulted in the termination of 37 employees, and resulted in estimated overall savings, ignoring restructuring costs relating to the shutdown, of approximately $72,000 per month.

         In addition to the savings from direct reduction in personnel expenses, further savings are expected to be achieved through reductions in telephony expenses, purchase of lead lists, equipment maintenance contracts and other expenses related to the operation of the residential sales division.

         Concurrently with the elimination of the sales activity in the residential messaging business, we also restructured our central administrative operations in Indianapolis, resulting in the elimination of nine employees. This restructuring lead to savings, ignoring one-time costs, of approximately $29,000 per month.

         These measures were undertaken to eliminate underperforming assets, which were substantially impairing our financial results and contributing to the breach of certain loan covenants, as more fully explained below.

Introduction of Unified Messaging.

         Glenayre Technologies, Inc. (the supplier of our messaging equipment) installed our first unified messaging servers in Atlanta in April 2001. We believe that this new service set will provide us with a significant competitive advantage and that our monthly sales to new and existing customers will increase. The successful introduction of Unified Messaging is critical to our future success. Unified Messaging allows the subscriber to manage voice, fax and email messages in one mailbox, and to retrieve any type of message through any device. For example, email read over the telephone through a text to voice translator, voice mail retrieved, played back and stored for the long term on a laptop or desk-top computer.

         We are currently working with Glenayre to resolve certain technical issues and to develop internal sales, marketing and provisioning standards before a planned launch of these services in Atlanta in Summer 2001. It is our intention to offer Unified Messaging in several other markets by the end of calendar 2001.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

                  The results for the quarter ended March 31, 2001 and March 31, 2000 include the results for all the acquisitions described above.

                  NET REVENUES. Net revenues for the quarter ended March 31, 2001 were $2,782,000 compared to $3,056,000 for the fiscal quarter ended March 31, 2000, a decrease of $274,000 or 9%. The Company has experienced increased customer attrition during the past year, which was not offset by new sales resulting in reduced quarterly revenue of $144,000, a reduction of 5% from the prior period. In addition, the Company made a provision against sales for sales taxes of $130,000 for an assessment received in respect of the period 1996 - 1999. Neither we nor our tax advisers believe that this liability is payable and we are appealing against the assessment. Nevertheless, we have decided to make a provision in respect of this liability pending the outcome of our appeal.

                  COST OF SERVICES AND PRODUCTS. Cost of services and products for the fiscal quarter ended March 31, 2001 was $740,000, compared to $622,000 for the fiscal quarter ended March 31, 2000, an increase of $118,000 or 19%. This increase arose from the cost of increased sales of pager hardware and telephone systems in the current quarter as compared to the prior year.

                  GROSS PROFIT MARGIN. Gross margin for the fiscal quarter ended March 31, 2001 was $2,042,000 compared to $2,434,000 for the fiscal quarter ended March 31, 2000, a decrease of $392,000 or 16% due to the factors described above.

                  GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin declined from 80% for the three months ended March 31, 2000 to 73% for the three months ended March 31, 2001 due to the factors described above.

                  SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the three months ended March 31, 2001, were $922,000 compared to $405,000 for the three months ended March 31, 2000, an increase of $517,000 or 128%. Of this increase, $350,000 relates to marketing expenditures incurred in preparation for the launch of unified messaging and the remaining $166,000 relates to increased sales costs at Hellyer prior to the closure of the centralized B2B and residential telemarketing facilities.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2001, were $3,173,000 compared to $1,528,000 for the three months ended March 31, 2000, an increase of $1,645,000 or 108%. Of this increase, $983,000 relates to a provision made in respect of redundant office space at Hellyer following the termination of the centralized B2B and residential telemarketing facilities, $332,000 to the increased costs of the Hellyer operations prior to their cut back, $120,000 to increased professional fees in respect of legal, accounting, tax and investor relations, $90,000 to the costs of standardizing the Company's product range, sales methodologies and materials throughout the group, $75,000 in respect of development of the unified messaging product and $45,000 to increased costs of customer service and other sundry overheads.

                  CAPITALIZED OFFERING COSTS WRITTEN OFF. In the quarter ended March 31, 2001 we wrote off $473,000 of deferred offering costs because in the current economic and stock market environment we are unable to forecast when we will be able to complete a successful stock offering. No such write-offs were recognized in the quarter ended March 31, 2000.

                  EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA for the three months ended March 31, 2001 was a loss of $(2,525,000) compared to earnings of $501,000 for the three months ended March 31, 2000, a decrease of $3,026,000. This decrease was caused primarily by factors outlined above.

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

                  DEPRECIATION EXPENSE. Depreciation expense for three months ended March 31, 2001, was $186,000 compared to $106,000 for the three months ended March 31, 2000, an increase of $80,000 or 75%. This was the result of additional capital equipment purchased during the year.

                  AMORTIZATION EXPENSE. Amortization for the three months ended March 31, 2001, was $315,000 compared to $271,000 for the three months ended March 31, 2000, an increase of $45,000 or 16%. The increase was due to the acquisition of the various subscriber accounts described above and the resulting increase in amortization.

                  WRITE OFF GOODWILL DUE TO PERMANENT IMPAIRMENT. In the quarter ended March 31, 2001 we wrote off $1,761,000 of goodwill to recognize the permanent impairment in the value of our investment in One Touch Communications. No such write-offs were recognized in the quarter to March 31, 2000.

                  INCOME (LOSS) FROM OPERATIONS. Loss from operations was $(4,787,000) for the three months ended March 31, 2001, compared to a income from operations of $124,000 for the three months ended March 31, 2000, a decrease of $4,911,000 due to the factors described above.

                  NET INTEREST EXPENSE. Net interest expense for the three months ended March 31, 2001, was $173,000 compared to $86,000 for the three months ended March 31, 2000, an increase of $87,000 or 100% due to our increased level of debt.

                  PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2001 was $3,000 compared to $1,000 for the three months ended March 31, 2000, an increase of $2,000 or 124%.

                  NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS). We incurred a net loss of $(4,963,000) for the three months ended March 31, 2001, compared to a net profit of $37,000 for the three months ended March 31, 2000, a decrease of $4,998,000 due to the factors outlined above. The comprehensive loss for the three months ended March 31, 2001 was $(4,965,000), $2,000 greater than the net loss of $(4,963,000). The difference of $2,000 relates to unrealized losses on our portfolio of marketable securities, which were held as available for sale investments. The comprehensive profit for the three months ended March 31, 2000 was $28,000, $8,000 less than the net income of $36,000. The difference of $8,000 was due to an increase in the unrealized losses on our portfolio of marketable securities, which were held as available for sale investments.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000.

                  The results for the six months ended March 31, 2001 include the results for all the acquisitions described above. The results for the six months ended March 31, 2000 include the results of Hellyer Communications from November 17, 1999 and One Touch Communications from January 6, 2000, their respective dates of acquisition.

                  NET REVENUES. Net revenues for the six months ended March 31, 2001 were $5,814,000 compared to $5,148,000 for the six months ended March 31, 2000, an increase of $666,000 or 13%. The acquisitions completed in fiscal 2000 generated additional revenue of $1,062,000. Revenue from existing businesses declined by $267,000 or 5% as the Company experienced increased customer attrition during the past year, which was not offset by new sales. In addition, the Company made a provision against sales for sales taxes of $130,000 for an assessment received in respect of the period 1996 - 1999. Neither we nor our tax advisers believe that this liability is payable and we are appealing against the assessment. Nevertheless, we have decided to make a provision in respect of this liability at this stage pending the outcome of our appeal.

                  COST OF SERVICES AND PRODUCTS. Cost of services and products for the six months ended March 31, 2001 was $1,531,000, compared to $1,060,000 for the six months ended March 31, 2000, an increase of $471,000 or 44%. Of the increase, $325,000 was attributable to the acquisitions made in fiscal 2000 and $146,000 or 14% to the cost of increased sales of pager hardware and telephone systems in the current six month period as compared to the prior year.

                  GROSS PROFIT MARGIN. Gross profit margin for the six months ended March 31, 2001 was $4,283,000 compared to $4,089,000 for the six months ended March 31, 2000, an increase of $194,000 or 5% due to the factors described above.

                  GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin declined from 79% for the six months ended March 31, 2000 to 74% for the six months ended March 31, 2001. The decline was due to the factors described above.

                  SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the six months ended March 31, 2001, were $1,738,000 compared to $630,000 for the six months ended March 31, 2000, an increase of $1,108,000 or 176%. Of this increase $342,000 was due to the inclusion of sales and advertising expenses from the acquisitions completed in fiscal 2000, $350,000 of the increase relates to marketing expenditures incurred in preparation for the launch of unified messaging and the remaining $416,000 relates to increased sales costs in our existing businesses primarily at Hellyer prior to the closure of the centralized B2B and residential telemarketing facilities.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended March 31, 2001, were $4,758,000 compared to $2,514,000 for the six months ended March 31, 2000, an increase of $2,244,000 or 89%. Of this increase $524,000 was attributable to the inclusion of general and administrative expenses from the acquisitions completed in fiscal 2000, $983,000 relates to a provision made in respect of redundant office space at Hellyer following the termination of the centralized B2B and residential telemarketing facilities, $408,000 to the increased costs of the Hellyer operations prior to their cut back, $120,000 to increased professional fees in respect of legal, accounting, tax and investor relations, $90,000 to the costs of standardizing the Company's product range, sales methodologies and materials throughout the group, $75,000 in respect of development of the unified messaging product and $45,000 to increased costs of customer service and other sundry overheads.

                  CAPITALIZED OFFERING COSTS WRITTEN OFF. In the six months ended March 31, 2001 we wrote off $473,000 of deferred offering costs because in the current economic and stock market environment we are unable to forecast when we will be able to complete a successful stock offering. No such write-offs were recognized in the six months ended March 31, 2000

                  EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA for the six months ended March 31, 2001 was a loss of $(2,686,000) compared to earnings of $946,000 for the six months ended March 31, 2000, a decrease of $(3,632,000). This decrease was caused primarily by the factors outlined above.

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

                  DEPRECIATION EXPENSE. Depreciation expense for six months ended March 31, 2001, was $365,000 compared to $166,000 for the six months ended March 31, 2000, an increase of $199,000 or 120%. This was the result of additional capital expenditure incurred during the year.

                  AMORTIZATION EXPENSE. Amortization for the six months ended March 31, 2001, was $625,000 compared to $407,000 for the six months ended March 31, 2000, an increase of $218,000 or 54%. This increase arose from the acquisitions, both business and subscriber base, described above and the resulting increased amortization.

                  WRITE OFF GOODWILL DUE TO PERMANENT IMPAIRMENT. In the six months ended March 31, 2001 we wrote off $1,761,000 of goodwill to recognize the permanent impairment in value of our investment in One Touch Communications. No such write-offs were recognized in the six months ended March 31, 2000.

                  INCOME (LOSS) FROM OPERATIONS. Loss from operations was $(5,437,000) for the six months ended March 31, 2001, compared to a income from operations of $372,000 for the six months ended March 31, 2000, a decrease of $5,809,000 due to the factors described above.

                  NET INTEREST EXPENSE. Net interest expense for the six months ended March 31, 2001, was $316,000 compared to $110,000 for the six months ended March 31, 2000, an increase of $206,000 or 187% due to our increased level of debt.

                  PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended March 31, 2001 was $18,000 compared to $5,000 for the six months ended March 31, 2000, an increase of $13,000 or 260% due to minor adjustments arising from the completion of prior year tax returns.

                  NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS). We incurred a net loss of $(5,771,000) for the six months ended March 31, 2001, compared to a net profit of $257,000 for the six months ended March 31, 2000, a decrease of $6,028,000 due to the factors outlined above. The comprehensive loss for the six months ended March 31, 2001 was $(5,770,000), the same as the net loss. The comprehensive profit for the six months ended March 31, 2000 was $253,000, $4,000 less than the net income of $257,000. The difference of $4,000 was due to an increase in the unrealized losses on our portfolio of marketable securities, which were held as available for sale investments.

LIQUIDITY AND CAPITAL RESOURCES

         We continue to meet our capital and operating requirements through our existing cash resources, a $2.1 million line of credit provided by Westburg and various long-term equipment-leasing facilities. As of March 31, 2001 we had available cash of $343,000 and $99,000 on deposit with Glenayre to be used as partial payment for the future equipment purchase obligations described below.

         As of March 31, 2001, we were current on our obligations to all lenders but were not in compliance with debt covenants and are in default on our revolving working capital loan from Westburg. Westburg has issued a covenant waiver through June 30, 2001.

         For six months ended March 31, 2001 net cash used in operations was approximately $(1,270,000) compared to $(462,000) for the six months ended March 31, 2000. This variance of $(808,000) arose due to a decrease in profits adjusted for non-cash items of $(3,356,000) offset by a decrease of $2,548,000 in funds invested in operating assets and liabilities.

         Net cash generated from investing activities was $344,000 for the six months ended March 31, 2001 compared to $(1,370,000) used in the prior year, an increase of $1,723,000.This variance was primarily due to the fact that we did not make any major business or fixed asset acquisitions in the current year while in the prior year we purchased Hellyer Communications ($1,424,000), One Touch ($1,056,000) and $1,052,000 of fixed assets. During the six months ended March 31, 2001, we sold $796,000 of marketable securities largely to repay the Paine Webber margin facility and for working capital. We also purchased $420,000 of subscriber accounts and $181,000 fixed assets.

         Cash flow from financing activities was $608,000 for the six months ended March 31, 2001 compared to $1,678,000 for the same quarter in the prior year. This reduction of $1,070,000 was largely due to a reduction in net debt finance raised in the current period.

         On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. As of March 31, 2001, we had purchased $707,000 of equipment from Glenayre under this agreement.

         We anticipate that our existing cash balances, funds on deposit with Glenayre, positive cash flow from operations, together with our ability to further reduce costs to increase funds generated from operations will be sufficient to meet our presently projected operating and debt service requirements for the next 12 months. However, it is our intention to continue to pursue additional capital raising activities over the coming 12 months to improve our liquidity position.

         On September 1, 2000 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an underwritten follow-on public offering intended to result in gross proceeds of $16,650,000. Due to adverse market conditions and a significant decline in the price of our common stock since filing the registration statement the offering was not completed. On February 2, 2001 we amended the filing to reflect a smaller offering of approximately $5,000,000, which we plan to complete sometime during 2001. However, there can be no assurance that market conditions or our operating results will improve enough to enable the proposed offering to be successfully completed.

         On May 3, 2001 we filed a registration statement on Form S-3 with the Securities and Exchange Commission over 1,205,307 common shares including 272,160 shares underlying our Series A and Series B Warrants that are exercisable at prices between $4.17 and $5.00 per share. In the event that these warrants are fully exercised by the holders, the Company would receive net proceeds of approximately $1.1 million, which would be used for working capital, debt reduction, and general corporate purposes. However, there can be no assurance that the registration statement will be declared effective, or that the holders of warrants will exercise their rights.

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

SUBSEQUENT EVENTS

         Installation of Unified Messaging Equipment in Atlanta.

         Glenayre Technologies, Inc. (the supplier of our messaging equipment) installed our first unified messaging servers in Atlanta in April 2001.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

        Recent Sales of Unregistered Securities


                 In March 2001, we issued 50,000 shares of our restricted common stock to Leopard Communications, Inc. in exchange for marketing advisory services provided in connection with the launch of our new Unified Messaging services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                 In March 2001, we issued 25,000 shares of our restricted common stock to Corporate Finance Group, Inc. in settlement of fees due in respect of work completed in connection with the follow on stock offering that was planned for the fall of 2000. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

        Change of Expiration Date of Series A Warrants

                 In November 1998 we issued 114,720 Series A warrants to purchase shares of common stock at an exercise price of $4.17 per share in connection with a private placement. The original expiration date of the Warrants was May 14, 2001. The Company has agreed to extend the expiration date of the Warrants to August 30, 2001 to allow the holders a reasonable period to exercise the Warrants after the S-3 registration statement mentioned above may be declared effective, which is anticipated to be no later than July 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 On March 22, 2001 we held our Annual Meeting of Shareholders. Our shareholders (i) elected Nigel Alexander to serve as a director until 2004, and (ii) ratified the appointment of Hein + Associates LLP as our independent auditors. Keith R. Holder, R. Brad Stillahn and Shawn B. Stickle were not up for election and will continue as directors.

         1. Election of Nigel Alexander as a director.

         VOTES FOR             VOTES AGAINST             ABSTENTIONS
         -----------------------------------------------------------------------
         3,201,364                 4,344                    3,500

         2.   Ratification of Appointment of Hein + Associates LLP

         VOTES FOR             VOTES AGAINST             ABSTENTIONS
         -----------------------------------------------------------------------
         3,191,464                 1,244                   16,500


ITEM 5. OTHER INFORMATION.

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. EXHIBITS.

        None

     b. REPORTS ON FORM 8-K.

        On March 14, 2001 we filed a form 8-K under Item 5 to report the discontinuance of residential sales activities at our Indianapolis call center, and a renewed focus on business messaging operations.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MULTI-LINK TELECOMMUNICATIONS, INC,
                                    (REGISTRANT)




DATE: MAY 15, 2001                  /S/     NIGEL V. ALEXANDER
------------------------            --------------------------------------------
                                            NIGEL V. ALEXANDER,
                                            CHIEF EXECUTIVE OFFICER.



DATE: MAY 15, 2001                  /S/     SHAWN B. STICKLE
------------------------            --------------------------------------------
                                            SHAWN B. STICKLE,
                                            PRESIDENT



DATE: MAY 15, 2001                  /S/     DAVID J.C. CUTLER
------------------------            --------------------------------------------
                                            DAVID J.C. CUTLER,
                                            CHIEF FINANCIAL OFFICER.