Form 10QSB
period 2001-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2001-08-14
CIK 1072313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 0 - 26013

                      MULTI-LINK TELECOMMUNICATIONS, INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1334687
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                4704 HARLAN ST, SUITE 420, DENVER, COLORADO 80212
                -------------------------------------------------
                    (Address of principal executive offices)

                                  (303) 831 1977
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

         CLASS                                      OUTSTANDING AUG 14, 2001
--------------------------                          ------------------------
Common Stock, No par value                             4,364,310 shares

          Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

              MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

                                                                                        PAGE
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet June 30, 2001.                                                3

Consolidated Statements of Operations and Comprehensive Income -                         4
Three Months ended June 30, 2001 and 2000 and Nine Months ended
June 30, 2001 and 2000.

Consolidated Statement of Cash Flows - Nine Months ended June 30,                        5
2001 and 2000.

Notes to Consolidated Financial Statements.                                              6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                    9



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                     17
Item 2.           Changes in Securities                                                 17
Item 3.           Defaults on Senior Securities                                         18
Item 4.           Submission of Matters to a Vote of Security Holders                   18
Item 5.           Other Information                                                     18
Item 6.           Exhibits and Reports on Form 8-K.                                     18

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                    JUNE 30,
                                                                                      2001
                                                                                  ------------
ASSETS

CURRENT ASSETS
     Cash & Cash Equivalents                                                      $    459,112
     Accounts Receivable, net of allowance for doubtful accounts of $660,631           919,688
     Inventory                                                                          42,747
     Prepaid Expenses                                                                  323,883
                                                                                  ------------
         Total Current Assets                                                        1,745,430

PROPERTY & EQUIPMENT NET                                                             5,444,408


OTHER ASSETS
     Note Receivable                                                                   377,677
     Prepaid Equipment                                                                  43,039
     Deferred Financing Costs and Other Assets                                          89,682

     Intangible Assets, net of amortization of $2,532,474                            4,844,640
                                                                                  ------------
TOTAL ASSETS                                                                      $ 12,544,876
                                                                                  ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                             $    681,424
     Accrued Expenses                                                                  838,213
     Accrued Lease Costs                                                               304,603
     Customer Deposits                                                                 103,340
     Deferred Revenue                                                                  146,047
     Notes Payable and Current Portion of Long -Term Debt                            3,084,971
                                                                                  ------------
         Total Current Liabilities                                                   5,158,598

LONG-TERM DEBT, NET OF CURRENT PORTION                                               2,268,694
LONG-TERM ACCRUED LEASE COSTS                                                          578,955

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued               0
     Common Stock no par value: 20,000,000 shares authorized, 4,232,310
       shares issued and outstanding                                                12,508,254

     Accumulated Deficit                                                            (7,969,625)
                                                                                  ------------
         Total Stockholders' Equity                                                  4,538,629
                                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 12,544,876
                                                                                  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
NET REVENUES                                            $  2,857,754    $  3,113,638    $  8,671,805    $  8,262,473

COST OF SERVICES AND PRODUCTS                                636,538         687,715       2,167,451       1,747,237
                                                        ------------    ------------    ------------    ------------

GROSS MARGIN                                               2,221,216       2,425,923       6,504,354       6,515,236

EXPENSES
    Sales & Advertising Expenses                             158,988         368,540       1,897,235         998,708
    General & Administrative Expenses                      1,551,246       1,754,433       6,309,666       4,267,955
    Write off of deferred equity costs                             0               0         472,839               0
    Write off of goodwill due to permanent impairment              0               0       1,761,171               0
    Depreciation                                             189,291         129,135         554,397         295,788
    Amortization                                             553,972         290,375       1,178,472         697,608
                                                        ------------    ------------    ------------    ------------

       Total Expenses                                      2,453,497       2,542,483      12,173,780       6,260,059

INCOME FROM OPERATIONS                                      (232,280)       (116,560)     (5,669,426)        255,177

INTEREST INCOME (EXPENSE) NET                               (172,178)        (90,434)       (487,754)       (200,220)
                                                        ------------    ------------    ------------    ------------
NET INCOME BEFORE TAXATION                                  (404,458)       (206,994)     (6,157,180)         54,957

PROVISION FOR INCOME TAXES                                    52,343          (6,536)         34,342         (11,252)
                                                        ------------    ------------    ------------    ------------
NET INCOME                                              $   (352,115)   $   (213,530)   $ (6,122,838)   $     43,705

UNREALIZED LOSS ON INVESTMENTS AVAILABLE FOR SALE                  0           5,522               0           1,633
                                                        ------------    ------------    ------------    ------------
                                                        $   (352,115)   $   (208,008)   $ (6,122,838)   $     45,338
                                                        ------------    ------------    ------------    ------------

NET INCOME PER COMMON SHARE
    Basic                                               $      (0.08)   $      (0.05)   $      (1.49)   $       0.01
    Diluted                                             $      (0.08)   $      (0.05)   $      (1.49)   $       0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                  4,167,955       3,956,301       4,112,887       3,824,375
    Diluted                                                4,167,955       3,956,301       4,112,887       4,011,660

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                JUNE 30         JUNE 30
                                                                                  2001            2000
                                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                             $ (6,122,837)   $     43,706

ADJUSTMENTS TO RECONCILE NET PROFIT TO NET CASH GENERATED FROM (USED IN)
OPERATING ACTIVITIES.
   Depreciation and Amortization                                                 1,732,869         993,396
   Write off Goodwill for Permanent Impairment                                   1,761,171               0
   Write off Deferred Financing Costs                                              230,615           1,038
   Amortization of Debt Discount and Issuance Costs                                 13,629          21,876
   Bad Debt Expense                                                                510,157         190,683
   Issue of Stock for Services                                                     357,023               0

CHANGES IN OPERATING ASSETS & LIABILITIES
   (Increase)/Decrease in Accounts Receivable                                     (203,754)       (877,918)
   (Increase)/Decrease in Inventory                                                  9,258          (8,235)
   (Increase)/Decrease in Prepayments                                               65,802        (186,191)
   Increase/(Decrease) in Accounts Payable                                         (98,255)        317,998
   Increase/(Decrease) in Accrued Expenses                                         946,989      (1,130,704)
   Increase/(Decrease) in Deferred Revenue                                          39,960               0
                                                                              ------------    ------------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                               (757,373)       (634,351)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Subscriber Accounts                                                (204,408)       (334,674)
   Purchase of Fixed Assets                                                       (254,963)     (1,578,082)
   Advance on Note Receivable                                                      (46,070)       (322,118)
   Sale of Marketable Securities                                                   795,765       3,196,899
   Purchase of Cashtel Subscriber Accounts                                               0        (258,320)
   Purchase of Amerivoice Subscriber Accounts                                      (80,000)              0
   Purchase of N'Orbit Subscriber Accounts                                         (40,720)              0
   Purchase of Hellyer Communications' Business and Assets                               0      (1,419,936)
   Purchase of One Touch Communications' Business and Assets                             0      (1,152,060)
                                                                              ------------    ------------
      Total Cash Flow (used in) Investing Activities                               169,604      (1,868,291)

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of Related Party Notes Payable                                                0         (17,569)
   Advances under Notes Payable                                                  1,568,160       3,591,863
   Payments of Notes Payable                                                    (1,173,798)     (1,211,126)
   Proceeds from Issuance of Common Stock                                                0         105,172
   Customer Deposits                                                                (9,194)        128,635
   Net effect of pooling VoiceLink                                                       0          10,726
   Cost of Equity Raising                                                                0         (62,719)
                                                                              ------------    ------------
      Total Cash Flow provided by Financing Activities                             385,168       2,544,982

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                                $   (202,601)   $     42,340
                                                                              ============    ============

Cash and Cash Equivalents at the beginning of the period                      $    661,713    $    572,260
                                                                              ============    ============
Cash and Cash Equivalents at the end of the period                            $    459,112    $    614,600
                                                                              ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash Paid for Interest                                                        $    474,125    $    200,937
                                                                              ------------    ------------
Taxation paid                                                                 $     40,881    $          0
                                                                              ------------    ------------
Consultancy and non-compete agreements acquired for equity                    $          0    $    956,624
                                                                              ------------    ------------
Business and assets of One Touch acquired for equity                          $          0    $  2,020,000
                                                                              ------------    ------------
Capital Stock of VoiceLink Florida, Inc acquired for equity                   $          0    $    132,000
                                                                              ------------    ------------
Unrealized loss on marketable securities                                      $        669    $      1,633
                                                                              ------------    ------------
Subscriber accounts acquired for equity                                       $    252,000    $     20,535
                                                                              ------------    ------------
Fixed assets purchased through debt                                           $          0    $  1,105,472
                                                                              ------------    ------------
Fixed assets purchased through prepaid equipment costs                        $    763,223    $          0
                                                                              ------------    ------------
Net liabilities assumed in business combination accounted for as a purchase   $          0    $    769,022
                                                                              ------------    ------------
Capital stock issued on June 30, 2000, proceeds received after quarter end    $          0    $  1,000,000
                                                                              ------------    ------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB which includes audited financial statements for the years ended September 30, 2000 and 1999.

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

         On July 31, 2000, the Company entered into an agreement to acquire part of the Chicago base of residential voicemail customers of Amerivoice, Inc. As no subscribers had been transferred by Amerivoice to the Company before September 30, 2000, this acquisition had no impact on the results for fiscal 2000. Subsequent to September 30, 2000 approximately 3,800 subscribers have been transferred to the Company. During the nine months ended June 30, 2001, an interim payment of $75,000 was paid to Amerivoice in respect of the subscriber accounts that had been transferred. The total acquisition cost is not expected to exceed $100,000.

         In January 2001, the Company entered into an agreement to acquire the telephone answering services customers of N'Orbit in Indianapolis at a total cost of approximately $40,000, $30,000 of which had been paid as at June 30, 2001 and a further $10,000 is due over the next quarter. Annual revenues from these customers are expected to be approximately $50,000.

         Effective March 1, 2001 the Company entered into a further agreement to acquire additional Chicago residential customers and the base of business voice mail customers of Amerivoice, Inc. in Milwaukee, Wisconsin. The Company also acquired certain fixed assets and voice messaging equipment in Milwaukee and Chicago. Approximately 9,700 residential customers and 420 business customers were transferred to the Company. The purchase price was $252,000 paid through the issue of restricted common stock (60,000 shares) with a fair market value of $4.20 per share as of the date of issuance.

NOTE 3            NOTES PAYABLE

         During the nine months ended June 30, 2001, Multi-Link
Telecommunications, Inc. drew $540,000 under its five-year term loan with Westburg Media Capital for working capital.

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

         The Company repaid $584,000 under its securities margin facility with PaineWebber, Inc. from the liquidation of its portfolio of marketable securities

         As of June 30, 2001, we were current on our obligations to all lenders and were in compliance with debt covenants on our $2.1 million term loan from Westburg during the June quarter. However, we were not in compliance with the debt covenants on the Westburg loan during the six-month period ended March 31, 2001. As a result of the past covenant defaults, our borrowings with Westburg have been classified as short-term. Although our negotiations to obtain a waiver of the covenant defaults from Westburg have so far been unsuccessful and we can give no assurance regarding any action Westburg may take in the future, we do not expect Westburg to take any action that would accelerate the loan at this time and commence collection of the loan.

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

NOTE 5            STOCKHOLDERS' EQUITY

         In the quarter ended December 2000, 360 shares of common stock were issued for $151 under the terms of our stock option plan.

         In the quarter ended March 2001, 75,000 shares of common stock valued at $346,875 were issued for marketing and corporate finance services.

         In the quarter ended June 30, 2001 72,300 shares of common stock valued at $304,000 were issued for the acquisition of subscriber accounts, banking fees and corporate finance services.

NOTE 6            LIQUIDITY

         We anticipate that our existing cash balances, funds on deposit with Glenayre, positive earnings before interest, taxation, depreciation and amortization, together with our ability to further reduce costs to increase funds generated from operations will be sufficient to meet our presently projected operating and debt service requirements for the next 12 months. However, it is our intention to continue to pursue additional capital raising activities over the coming 12 months to improve our liquidity position.

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

Closure of Residential Telesales Center in March 2001.

         In March 2001, we discontinued all new sales activity related to our residential messaging business in Indianapolis, Indiana, which we acquired from Hellyer Communications, Inc. ("Hellyer") in November 1999. This resulted in the termination of 37 employees which, together with savings in other infrastructure and telephony costs, reduced ongoing expenses.


Introduction of Unified Messaging.

     Glenayre Technologies, Inc. (the supplier of our messaging equipment) installed our first unified messaging servers in Atlanta in April 2001. We believe that this new service set will provide us with a significant competitive advantage and that our monthly sales to new and existing customers will increase. The successful introduction of Unified Messaging is critical to our future success. Unified Messaging allows the subscriber to manage voice, fax and email messages in one mailbox, and to retrieve any type of message through any device including, for example, reading email over the telephone through a text to voice translator and retrieving, playing back and storing voice mail for the long term on a laptop or desk-top computer.

     We are currently working with Glenayre to resolve certain technical issues and to develop internal sales, marketing and provisioning standards before a planned launch of these services in Atlanta in Summer/Fall 2001. It is our intention to offer Unified Messaging in several other markets by the end of calendar 2001.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000.

The results for the quarter ended June 30, 2001 and June 30, 2000 include the results for all the acquisitions described above.

         NET REVENUES. Net revenues for the quarter ended June 30, 2001 were $2,858,000 compared to $3,114,000 for the fiscal quarter ended June 30, 2000, a decrease of $256,000 or 8%. The Company has experienced increased customer attrition during the past year largely from our residential customer base, which was not offset by new sales.

         COST OF SERVICES AND PRODUCTS. Cost of services and products for the fiscal quarter ended June 30, 2001 was $637,000, compared to $688,000 for the fiscal quarter ended June 30, 2000, a decrease of $51,000 or 7%. This decrease arose due to reduced sales in the current quarter as compared to the prior year.

         GROSS PROFIT MARGIN. Gross margin for the fiscal quarter ended June 30, 2001 was $2,221,000 compared to $2,426,000 for the fiscal quarter ended June 30, 2000, a decrease of $205,000 or 8% due to the factors described above.

         GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin percentage remained constant at 78% for both the three months ended June 31, 2000 and the three months ended June 30, 2001.

         SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the three months ended June 30, 2001, were $159,000 compared to $369,000 for the three months ended June 30, 2000, a decrease of $210,000 or 57%. This decrease relates to decreased sales costs at Hellyer due to the closure of the centralized B2B and residential telemarketing facilities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2001, were $1,551,000 compared to $1,754,000 for the three months ended June 30, 2000, a decrease of $203,000 or 11%. This decrease relates to reduced overhead expenses at Hellyer following the termination of the centralized B2B and residential telemarketing facilities.

         EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA for the three months ended June 30, 2001 was $511,000 compared to $303,000 for the three months ended June 30, 2000, an increase of $208,000 or 69%. This increase was caused by the factors outlined above.

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

         DEPRECIATION EXPENSE. Depreciation expense for three months ended June 30, 2001, was $189,000 compared to $129,000 for the three months ended June 30, 2000, an increase of $60,000 or 46%. This increase was the result of additional capital equipment purchased during the year.

         AMORTIZATION EXPENSE. Amortization for the three months ended June 30, 2001, was $554,000 compared to $290,000 for the three months ended June 30, 2000, an increase of $264,000 or 91%. The increase was due to the acquisition of the various subscriber accounts described above and the resulting increase in amortization.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $(232,000) for the three months ended June 30, 2001, compared to a loss from operations of $(117,000) for the three months ended June 30, 2000, an increase in losses of $115,000 or 98% due to the increases in depreciation and amortization expenses described above.

         NET INTEREST EXPENSE. Net interest expense for the three months ended June 30, 2001, was $172,000 compared to $90,000 for the three months ended June 30, 2000, an increase of $82,000 or 91% due to our increased level of debt.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 2001 was a credit of $(52,000) compared to expense of $7,000 for the three months ended June 30, 2000, a decrease of $59,000. This decrease is due to the reversal of an accrual for state income taxes by Hellyer and a refund of prior year state and federal tax for VoiceLink.

         NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS). We incurred a net loss of $(352,000) for the three months ended June 30, 2001, compared to a net loss of $(214,000) for the three months ended June 30, 2000, an increase in losses of $(138,000) or 64% due to the factors outlined above.

         The comprehensive loss for the three months ended June 30, 2001 was the same as the net loss of $(352,000). The comprehensive loss for the three months ended June 30, 2000 was

$(209,000), $5,000 less than the net loss of $(214,000). The difference of $5,000 was due to an increase in the unrealized gains on our portfolio of marketable securities, which were held as available for sale investments. During the three months ended June 30, 2001 we did not own any marketable securities, which were held as available for sale investments.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000.

         The results for the nine months ended June 30, 2001 include the results for all the acquisitions described above. The results for the nine months ended June 30, 2000 include the results of Hellyer Communications from November 17, 1999 and One Touch Communications from January 6, 2000, their respective dates of acquisition.

         NET REVENUES. Net revenues for the nine months ended June 30, 2001 were $8,672,000 compared to $8,262,000 for the nine months ended June 30, 2000, an increase of $410,000 or 4%. The acquisitions completed in fiscal 2000 generated additional revenue of $1,062,000. Revenue from existing businesses declined by $652,000 or 8%. $130,000 of this decrease relates to a provision against sales for sales taxes arising on an assessment received in respect of the period 1996
- 1999. Neither we nor our tax advisers believe that this liability is payable and we are appealing against the assessment. Nevertheless, we have decided to make a provision in respect of this potential liability pending the outcome of our appeal. The balance of the decrease of $522,000 or 6% arose due to increased customer attrition largely form our residential customer base during the past year, which was not offset by new sales.

         COST OF SERVICES AND PRODUCTS. Cost of services and products for the nine months ended June 30, 2001 was $2,167,000, compared to $1,747,000 for the nine months ended June 30, 2000, an increase of $420,000 or 24%. Of the increase, $325,000 or 19% was attributable to the acquisitions made in fiscal 2000 and $95,000 or 5% to the cost of increased sales of pager hardware and telephone systems in the current nine-month period as compared to the prior year.

         GROSS PROFIT MARGIN. Gross profit margin for the nine months ended June 30, 2001 was $6,504,000 compared to $6,515,000 for the nine months ended June 30, 2000, a decrease of $9,000 due to the factors described above.

         GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin percentage declined from 78% for the nine months ended June 30, 2000 to 75% for the nine months ended June 30, 2001. The decline was due to the factors described above.

         SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the nine months ended June 30, 2001, were $1,897,000 compared to $999,000 for the nine months ended June 30, 2000, an increase of $898,000 or 89%. Of this increase $342,000 or 34% was due to the inclusion of sales and advertising expenses from the acquisitions completed in fiscal 2000, $350,000 or 35% relates to marketing expenditures incurred in preparation for the launch of unified messaging and $307,000 or 31% relates to increased sales costs in our existing businesses primarily at Hellyer prior to the closure of the centralized B2B and residential telemarketing facilities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended June 30, 2001, were $6,310,000 compared to $4,268,000 for the nine months ended June 30, 2000, an increase of $2,042,000 or 47%. Of this increase $524,000 or 12% was attributable to the inclusion of general and administrative expenses from the acquisitions completed in fiscal 2000, $983,000 or 23% relates to a provision made in respect of redundant office space at Hellyer following the termination of the centralized B2B and residential telemarketing facilities, $408,000 or 10% to the increased costs of the Hellyer operations prior to their cut back, $90,000 to the costs of standardizing the Company's product range, sales methodologies and materials throughout the group and $37,000 to other miscellaneous overhead expenses.

         CAPITALIZED OFFERING COSTS WRITTEN OFF. In the nine months ended June 30, 2001, we wrote off $473,000 of deferred offering costs because in the current economic and stock market environment we are unable to forecast when we will be able to complete a successful stock offering. No such write-offs were recognized in the nine months ended June 30, 2000.

         EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA for the nine months ended June 30, 2001 was a loss of $(1,703,000) compared to earnings of $1,249,000 for the nine months ended June 30, 2000, a decrease of $(2,952,000). This decrease was caused primarily by the factors outlined above.

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

         DEPRECIATION EXPENSE. Depreciation expense for the nine months ended June 30, 2001, was $554,000 compared to $296,000 for the nine months ended June 30, 2000, an increase of $258,000 or 87%. This was the result of additional capital expenditures incurred during the year.

         AMORTIZATION EXPENSE. Amortization for the nine months ended June 30, 2001, was $1,178,000 compared to $698,000 for the nine months ended June 30, 2000, an increase of $480,000 or 68%. This increase arose from the acquisitions, both business and subscriber base, described above and the resulting increased amortization.

         WRITE OFF GOODWILL DUE TO PERMANENT IMPAIRMENT. In the nine months ended June 30, 2001 we wrote off $1,761,000 of goodwill to recognize the permanent impairment in value of our investment in One Touch Communications. No such write-offs were recognized in the nine months ended June 30, 2000.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations was $(5,669,000) for the nine months ended June 30, 2001, compared to income from operations of $255,000 for the nine months ended June 30, 2000, a decrease of $5,924,000 due to the factors described above.

         NET INTEREST EXPENSE. Net interest expense for the nine months ended June 30, 2001, was $488,000 compared to $200,000 for the nine months ended June 30, 2000, an increase of $288,000 or 144% due to our increased level of debt.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended June 30, 2001 was a credit of $(34,000) compared to an expense of $11,000 for the nine months ended June 30, 2000, a decrease of $45,000 due to the reversal of an accrual for state income taxes by Hellyer and a refund of prior years state and federal tax for VoiceLink.

         NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS). We incurred a net loss of $(6,123,000) for the nine months ended June 30, 2001, compared to a net profit of $44,000 for the nine months ended June 30, 2000, a decrease of $6,167,000 due to the factors outlined above.

         The comprehensive loss for the nine months ended June 30, 2001 was $(6,123,000), the same as the net loss. The comprehensive profit for the nine months ended June 30, 2000 was $46,000, $2,000 greater than the net income of $44,000. The difference of $2,000 was due to an increase in the unrealized gains on our portfolio of marketable securities, which were held as available for sale investments.

LIQUIDITY AND CAPITAL RESOURCES

    We continue to meet our capital and operating requirements through our existing cash resources, a $2.1 million line of credit provided by Westburg and various long-term equipment-leasing facilities. As of June 30, 2001 we had available cash of $459,000 and $43,000 on deposit with Glenayre to be used as partial payment for the future equipment purchase obligations described below.

    As of June 30, 2001, we were current on our obligations to all lenders and were in compliance with debt covenants on our $2.1 million term loan from Westburg during the June quarter. However, we were not in compliance with the debt covenants on the Westburg loan during the six-month period ended March 31, 2001. As a result of the past covenant defaults, our borrowings with Westburg have been reclassified from long-term to short term. Although our negotiations to obtain a waiver of the covenant defaults from Westburg have been unsuccessful and we can give no assurance regarding any action Westburg may take in the future, we do not expect Westburg to take any action that would accelerate the loan at this time and commence collection of the loan.

    For nine months ended June 30, 2001 net cash used in operations was approximately $757,000 compared to $634,000 for nine months ended June 30, 2000. This variance of $123,000 arose due to a decrease in profits adjusted for non-cash items of $2,768,000 offset by a decrease of $2,645,000 in funds invested in operating assets and liabilities primarily relating to the movement of accrued expenses.

    Net cash generated from investing activities was $170,000 for the nine months ended June 30, 2001 compared to $(1,868,000) used in the prior year, an increase of $2,038,000. This variance was primarily due to the fact that we did not make any major business or fixed asset acquisitions in the current year while in the prior year we purchased Hellyer Communications ($1,420,000), One Touch ($1,152,000) and $(1,578,000) of fixed assets. During the nine months ended June 30, 2001, we sold $796,000 of marketable securities largely to repay the Paine Webber margin facility and for working capital. We also purchased $325,000 of subscriber accounts and $255,000 of fixed assets.

    Cash flow from financing activities was $385,000 for the nine months ended June 30, 2001 compared to $2,545,000 for the same quarter in the prior year. This reduction of $2,160,000 was largely due to a reduction in net debt finance raised in the current period.

    On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we will purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. As of June 30, 2001, we had purchased $757,000 of equipment from Glenayre under this agreement.

    We anticipate that our existing cash balances, funds on deposit with Glenayre, positive earnings before interest, taxation, depreciation and amortization, together with our ability to further reduce costs to increase funds generated from operations will be sufficient to meet our presently projected operating and debt service requirements for the next 12 months. However, it is our intention to continue to pursue additional capital raising activities over the coming 12 months to improve our liquidity position.

    On September 1, 2000 we filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an underwritten follow-on public offering intended to result in gross proceeds of $16,650,000. Due to adverse market conditions and a significant decline in the price of our common stock since filing the registration statement, the offering was not completed. On February 2, 2001 we amended the filing to reflect a smaller offering of approximately $5,000,000, which we plan to complete sometime during 2001. However, there can be no assurance that market conditions or our operating results will improve enough to enable the proposed offering to be successfully completed.

    On July 13, 2001 a registration statement on Form S-3 was declared effective by the Securities and Exchange Commission over 1,555,335 common shares, including 272,160 shares underlying our Series A and Series B Warrants that are exercisable at prices between $4.17 and $5.00 per share. In the event that these warrants are fully exercised by the holders, the Company would receive net proceeds of approximately $1.1 million, which would be used for equipment purchases, working capital, debt reduction, and general corporate purposes. However, there can be no assurance that the holders of warrants will exercise their rights.

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

    On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. The purchase price must be allocated to tangible assets and identifiable intangible assets first, with any excess purchase price recorded as goodwill. SFAS 141 is effective for business for business combinations completed after June 30, 2001. SFAS 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Acquired assets (other than goodwill) will be amortized over their useful economic life and reviewed for impairment in accordance with SFAS No. 121. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001 for acquisitions prior to July 1, 2001, with early adoption permitted. Therefore, amortization of goodwill acquired prior to July 1, 2001 will cease when the Company adopts SFAS No. 142. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 will be accounted for in accordance with SFAS No. 142 immediately.

EFFECTS OF INFLATION

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

SUBSEQUENT EVENTS

     On July 13, 2001 a registration statement on Form S-3 was declared effective by the Securities and Exchange Commission over 1,555,335 common shares.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is not a party to any legal proceedings.

ITEM 2.           CHANGES IN SECURITIES.

                  Recent Sales of Unregistered Securities

                           In May 2001, we issued 2,300 shares of our restricted
                  common stock to Westburg Media Capital LP. as consideration for a covenant waiver on our working capital loan. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances. No agreement has so far been reached for the waiver and the shares will be cancelled if no agreement can be reached.

                           In June 2001, we issued 60,000 shares of our
                  restricted common stock to Amerivoice Communications, Inc. as consideration for the acquisition of voice mail accounts in Chicago and Milwaukee. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                           In June 2001, we issued 4,000 shares of our
                  restricted common stock to Century America Promotions, Inc. in settlement of fees due in respect of work completed in connection with the proposed exercise of Series A Warrants. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                           In June 2001, we issued 6,000 shares of our
                  restricted common stock to Small Cap Solutions, Inc. in settlement of fees due in respect of work completed in connection with the proposed exercise of Series A Warrants. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                           In July 2001, we issued 125,000 shares of our
                  restricted common stock to Boss, Inc. as partial consideration for the purchase of an integrated accounting and customer relationship management software package. We issued the shares in reliance upon the exemption from registration provided by
                  Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                           In July 2001, we issued 5,000 shares of our
                  restricted common stock to Corporate Finance Group, Inc. in settlement of fees due in respect of work completed in connection with the proposed exercise of Series A Warrants. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                           In July 2001, we issued 2,000 shares of our
                  restricted common stock to Mr. Randall Lewis in settlement of fees due in respect of work completed in connection with the proposed exercise of Series A Warrants. We issued the shares in reliance upon the exemption from registration provided by
                  Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

                  Registration Statement Declared Effective by Securities and Exchange Commission

                           On July 13, 2001 a registration statement on Form S-3
                  was declared effective by the Securities and Exchange Commission over 1,555,335 common shares.

                  Change of Expiration Date of Series A Warrants

                           In November 1998 we issued 114,720 Series A warrants
                  to purchase shares of common stock at an exercise price of $4.17 per share in connection with a private placement. The original expiration date of the Warrants was May 14, 2001. The Company has agreed to extend the expiration date of the Warrants to August 30, 2001 to allow the holders a reasonable period to exercise the Warrants after the S-3 registration statement was declared effective on July 13, 2001.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.


ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  None.


ITEM 5.           OTHER INFORMATION.

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         a.       EXHIBITS.

                  None


         b.       REPORTS ON FORM 8-K.

                  On June 18, 2001 we filed a form 8-K to report the resignation of Mr. Keith Holder from our Board of Directors. Mr. Holder resigned for personal reasons. It is our intention to seek a suitable replacement for Mr. Holder within the next 30-60 days.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MULTI-LINK TELECOMMUNICATIONS, INC.
                                       (REGISTRANT)




DATE: AUGUST 14, 2001                  /s/ NIGEL V. ALEXANDER
---------------------                  ------------------------
                                       NIGEL V. ALEXANDER,
                                       CHIEF EXECUTIVE OFFICER.



DATE: AUGUST 14, 2001                  /s/ SHAWN B. STICKLE
---------------------                  ------------------------
                                       SHAWN B. STICKLE,
                                       PRESIDENT



DATE: AUGUST 14, 2001                  /s/ DAVID J. C. CUTLER
---------------------                  ------------------------
                                       DAVID J.C. CUTLER,
                                       CHIEF FINANCIAL OFFICER.