Form 10KSB40
period 2001-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2002-01-15
CIK 1072313

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

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

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The Registrant's revenues for its most recent fiscal year were $11,268,000

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on December 28, 2001, was approximately $1,347,810 based upon the reported closing sale price of such shares on the Nasdaq SmallCap Market for that date. As of December 28, 2001, there were 4,447,010 shares outstanding of which 3,209,071 shares were held by non-affiliates.

    Documents Incorporated by Reference:  None.

    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

================================================================================

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM                              DESCRIPTION                             PAGE
---------                            -----------                            -----
Item 1.      Description of Business......................................     3
Item 2.      Description of Properties....................................    12
Item 3.      Legal Proceedings............................................    12
Item 4.      Submission of Matters to a Vote of Security Holders..........    12
Item 5.      Market for Common Equity and Related Stockholder Matters.....    13
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    13
Item 7.      Financial Statements.........................................    22
Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................    22
Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act..........................................................    22
Item 10.     Executive Compensation.......................................    24
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management...................................................    25
Item 12.     Certain Relationships and Related Transactions...............    26
Item 13.     Exhibits and Reports on Form 8-K.............................    27

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

     Our objective is to become a leading provider of broad-based messaging and call routing services to small businesses and consumers in urban markets in the United States. The opportunity for us to realize this objective is created, in large part, by the anticipated technological obsolescence of existing automated voice messaging equipment installed in local telephone companies and businesses as unified messaging replaces basic voice mail. We plan to achieve our objective by acquiring voice-messaging companies, improving their operations and upgrading customers to higher-priced unified messaging services as market demand for these services increases over the next few years.

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

     Beyond these core-messaging services, we expect to expand our product line in 2002 with voice activated service access and unified messaging. "Unified messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines.

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

     We currently provide a broad range of messaging and other related services to small businesses and consumers in the following markets:

     o    Denver, CO

     o    Detroit, MI

     o    Raleigh, NC

     o    Ft. Lauderdale, FL

     o    Indianapolis, IN

     o    Chicago, IL

     o    Atlanta, GA

     o    Milwaukee, WI

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

     We plan to enter new cities the same way we have in the past -- by acquiring an existing voice mail company with a substantial customer base and then installing a state-of-the-art messaging system manufactured by Glenayre Technologies, Inc. We used a portion of the funds raised in our initial public offering to acquire several companies in seven different markets, where we have executed this strategy. We believe there are approximately 4,200 voice mail companies around the country that are potential acquisition targets. However, additional debt and equity financing will be required for us to continue our acquisition programs in the future. At the present time the debt and equity markets are particularly difficult for small telecommunications companies and we see no prospect for additional funding in the short term. Indeed we are currently actively considering the sale of certain non-core assets in order to generate current cash flow.

THE MESSAGING INDUSTRY

     We estimate that the U.S. messaging industry generates in excess of $5 billion in revenues each year. These revenues are divided among these categories:

     o automated voice mail service provided by the local Bell telephone companies and other competitive local exchange carriers;

     o automated voice mail service provided by local, independent service bureaus;

     o sale of basic voice mail equipment that connects to a customer's phone system;

     o    live answering service provided by local independent service bureaus;
          and

     o    automated unified messaging services.

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

     Many people now take messages at home by using an answering machine or through a voice mail service provided by the local Bell telephone company. Voice mail has a significant advantage over answering machines because it works when the telephone line is in use, as well as when nobody answers the phone, which answering machines cannot do. We believe that the home voice mail market is currently experiencing high growth because of the increasing number of people now using the internet, which ties up the telephone line for long periods of time and makes voice mail a very useful service. Although we have no sales initiatives in this market at the present time, we believe that we may gain entry to this market in the future.

     In the future, we believe that unified messaging will be a significant market opportunity for specialist messaging service bureaus like us because we believe that:

     o eventually, more people will use unified messaging than use basic voice mail today and, as a result, overall market revenues will grow;

     o people will pay more for a unified messaging service than a basic voice mail service and, as a result, overall market revenues will grow as people upgrade from basic voice mail to unified messaging;

     o due to the complexity of unified messaging, the local telephone companies may be unwilling or unable to effectively deliver these services and, as a result, they will lose market share to specialist messaging companies like us;

     o unified messaging equipment will be more expensive to buy and more costly and time consuming to maintain than basic voice mail equipment, and as a result, businesses may prefer a service bureau solution;

     o it will be more economical for small businesses to use a service bureau than to install their own unified messaging equipment because unified messaging requires many more telephone lines and a permanent Internet connection to operate effectively; and

     o there is a widespread trend today for small businesses to outsource complex software applications to service bureaus instead of purchasing applications and employing staff with the necessary expertise to run and maintain complex applications such as unified messaging.

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

Current Services Provided on Our Glenayre Messaging Equipment.

     Single Voice Mailbox for Small Business and Home. We provide single voice mailboxes to residences and small businesses for telephone answering. Using automated call-forwarding features programmed on the phone lines, incoming calls are transferred to a single mailbox when the line is busy or when it is not answered. Our standard mailbox has many useful features that currently are not available from the local Bell telephone companies or are provided by them as additional cost options. These features include:

     o several different outgoing greetings which play automatically according to the time of day;

     o the option for a caller to press the zero key to be transferred to another number; and

     o the option to have new messages notified to a pager or a mobile telephone.

     Multiple Box Business Voice Messaging Networks. We provide comprehensive voice messaging networks for small businesses. Every network is designed individually to meet each specific customer's needs. There are several ways callers can access the voice messaging system:

    o using automated call-forwarding features programmed on the customer's phone lines, incoming calls are transferred to a general company mailbox when the line is busy or is not answered. Callers then have the option to leave a message or to reach the mailbox of a specific individual through a directory;

    o incoming calls during normal business hours can be answered by a receptionist and then transferred to an individual voice mailbox if the person sought is not available; and

    o callers who wish to leave a message without interrupting the subscriber can dial the voicemail box directly without speaking with anyone.

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

     "Caller Select" Service. With Caller Select service our system answers all incoming calls for a business and offers information and other options before transferring the call to the Receptionist. This enables businesses to improve the productivity of Receptionist personnel by automating routine information requests.

     Call Queuing Service. With Call Queuing service when all telephone lines are in use callers are held in a "buffer" queue and then transferred to the Receptionist when a line becomes available.

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

Planned Future Services and Features to be Provided on Our Glenayre Messaging Equipment.

     Voice Activated Commands to Control our Automated Messaging Service. At the present time, almost all voice-messaging systems respond to tones created by key presses on the Dial Tone Modulated Frequency or "DTMF" keypad. The exclusive use of the DTMF keypad has significant disadvantages to the mobile user who may often wish to use the messaging system when driving or performing other complex tasks. The use of speech recognition technology will allow subscribers to simply speak commands to the messaging system rather than using key presses. In addition to the benefits to mobile users, the use of speech recognition will facilitate faster navigation through complex menus and offer more intuitive access to less frequently used functions of the messaging system. We believe that speech recognition technology is one of the most exciting developments in the messaging industry. We expect to offer services using speech recognition technology in 2002.


     Unified Messaging Service for Voice Messages, Fax Messages and Internet Based E-Mail. Glenayre is developing a unified messaging service that will store Internet e-mail messages alongside existing voice and fax messages in one mailbox. The service will allow our subscribers to retrieve e-mail messages over the telephone, through a fax machine, or through their personal computer.

Fax messages can be downloaded to a fax machine or a personal computer, anywhere in the U.S. Voice messages can be played over the telephone or through a personal computer via the Internet. Messages of all types can be downloaded to a laptop computer, responses formulated, and then the responses uploaded to the messaging system for distribution to other parties as required. We expect to begin offering unified e-mail messaging in 2002.

DISTRIBUTION METHODS AND INSTALLATION OF NEW SERVICE ORDERS

     Business Services. Some of our business customers buy service from our small base of independent sales agents. However, we sell most of our business products and services through our local internal sales representatives using the following methodology:

     o We introduce ourselves by telemarketing carefully targeted business demographics. We schedule face-to-face appointments for our local sales representatives to visit potential customers to determine if our services can be usefully deployed.

     o Our trained sales people attend these appointments and analyze how each business uses local phone lines, pagers, mobile phones and the Internet to communicate with their employees, customers, suppliers and others. Our sales personnel then custom design messaging and call routing services that can improve the way that business communicates. Virtually every customer has different requirements and we find that we can help most businesses in some way.

     o Our service agreements are month-to-month. Once a contract is signed, installation commences.

     o Our customer service department programs our messaging equipment to achieve the messaging and call routing model designed by the sales person.

     o Once complete, a trainer visits the customer at its location and teaches its employees how to use the service to best effect, and assists with the recording of appropriate greetings and outgoing messages.

     o Once training is completed, we place call-forwarding orders with the local telephone company on behalf of the customer to begin transferring calls to our messaging equipment in accordance with the routing model.

     o Once call-forwarding is established, we carefully check that all service linkages are working correctly and confirm the successful installation with the customer. Once this is done, our installation is complete. The whole sales cycle and installation process can be completed in as little as one week.

     Consumer Services. We are not actively selling services to new consumers at the present time although we do have a large installed base of residential service customers. During 2000 and through March of 2001 we were actively selling this type of service, but had to discontinue selling through our call center for cash flow reasons. We continue to believe that the consumer market represents a viable opportunity for us using other distribution methods, but we will be unable to access this market segment until additional cash resources are available.

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

KEY SUPPLIERS, TECHNOLOGY AND MANAGEMENT INFORMATION SYSTEMS

     Equipment. Glenayre manufactures most of our voice messaging systems. Currently, we have 7 Glenayre Modular Voice Processing systems, which are reliable, relatively easy to maintain and have historically experienced minimal downtime. We employ technicians who provide support for the Glenayre systems. In addition, Glenayre provides technical support via a direct modem link when necessary and provides periodic software upgrades to insure that we continue to offer updated services. There are several other manufacturers of voice messaging equipment that could supply our equipment needs if Glenayre were unable or unwilling to do so for any reason. We make no expenditures on research and development of any kind.

     On June 30, 2000, we entered into a volume purchase agreement with Glenayre. The volume purchase agreement provides that we must purchase $2.5 million of voice messaging equipment from Glenayre by June 30, 2003. We have so far satisfied approximately $763,000 of this obligation. The volume purchase agreement is exclusive, however, we are permitted to purchase equipment from other vendors if Glenayre does not manufacture equipment that satisfies a particular application or if Glenayre fails to manufacture unified messaging equipment in compliance with standards set forth in the agreement. Glenayre owns approximately 8% of our outstanding common stock.

     We operate two Boston Technology voice messaging systems in Chicago and Milwaukee which we acquired from Amerivoice, Inc. during fiscal 2001.

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

COMPETITION

     Current Competition. The local Bell telephone companies have the largest share of the voice messaging services market and therefore constitute our primary competitors today. We obtain most of our small business customers by offering traditional voice messaging services that compare favorably with those provided by the local telephone companies in the following ways:

     o We offer live answering service, consolidated messaging service, one number service and other applications and features that are not currently offered by the local Bell telephone companies.

     o Our sales agents conduct a comprehensive analysis of every prospective customer's needs and custom design a voice messaging service to meet those specific needs. Generally, the local Bell telephone companies do not offer this type of individual analysis.

     o Our voice messaging service includes more standard features than the local Bell telephone companies.

     o We send customer trainers to teach new subscribers how to best use our messaging services. The local Bell telephone companies offer only telephone-based support.

     o We maintain a well-trained customer service staff that specializes in providing messaging services. By comparison, the local Bell telephone companies' customer service staff generally deals with a wide range of telephone line issues and, therefore, are not as knowledgeable as our specialist representatives.

     o We provide free help in reorganizing service configurations, adding users to, or deleting users from a network or simply helping customers understand the best way to use the voice messaging services. The local Bell telephone companies charge their customers whenever any service adjustment is required.

     o In some market areas we charge less than the local Bell telephone companies for what we believe is a superior service.

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

     In the future we expect to experience more active competition for unified messaging customers from wireless service providers and Internet service providers than from the local Bell telephone companies. We believe that we can compete effectively against these two groups because:

     o to operate an effective company messaging system requires every person in the company to have a mailbox -- including staff who never leave the office. Its far less expensive for a small company to purchase a messaging service for everyone than to subscribe to a wireless service for personnel who have no use for mobile communications;

     o wireless providers typically offer messaging services aimed at maximizing airtime consumption. Therefore, they do not support off-network traffic as well as our service offerings do; and

     o Internet service providers typically have minimal experience with the complex messaging systems commonly associated with a public switched telephone network, which is essential to establish and maintain an effective messaging system. We believe that they may not consider the size of this market to be worth the significant effort and expense necessary to gain this expertise.

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

     We believe that there are over 4,200 voice mail companies around the country that are potential acquisition targets. We believe that the opportunity for these business owners to combine their businesses with ours can be attractive to them for several reasons:

     o Over the next few years they will have to make substantial expenditures on unified messaging equipment to avoid becoming obsolete. Many small companies have inadequate financial resources to make such an investment.

     o They will likely cause their customers inconvenience as they require them to move from older voice mail systems to new systems capable of unified messaging. This transition can be made more acceptable to customers in the context of a change of ownership.

     o They will receive a capital sum for their business. However, we generally require management to continue their employment with us for at least one year after the acquisition to facilitate integration.

     To date, we have completed six acquisitions. We currently provide messaging services in Denver, Indianapolis, Chicago, Detroit, Raleigh, Atlanta, Fort Lauderdale and Milwaukee.

COMPANY NAME                                              LOCATIONS SERVED                      ACQUISITION DATE
------------                                              ----------------                      ----------------
Voice Services, Inc.....................................  Denver                                February 1996
Hellyer Communications, Inc.............................  Indianapolis, Detroit, and Chicago    November 1999
One Touch Communications, Inc...........................  Raleigh                               January 2000
VoiceLink, Inc..........................................  Atlanta                               March 2000
VoiceLink of Florida, Inc...............................  Ft. Lauderdale                        May 2000
Amerivoice, Inc.........................................  Milwaukee, Chicago                    March 2001

     In the long term, it is our intention to provide service using Glenayre messaging equipment exclusively. When we purchase a company using other technology, we intend to replace it with a Glenayre system and offer its customers the more advanced services of which the Glenayre system is capable. Although transitioning customers from one messaging system to another is not without risks and expense, our experience in transitioning customers from old systems to new Glenayre based services has been positive. In some cases, we can achieve significant increases in revenue when we upgrade basic voice mail customers to higher-priced advanced services. We have changed the name of each acquired business and conformed their business model to our operation.

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

COMPANY NAME                                              LOCATIONS SERVED                      ACQUISITION DATE
------------                                              ----------------                      -----------------
Bolder Voice Inc.......................................    Denver                               June 1999
BFG of Illinois, Inc. d/b/a Cashtel, Inc...............    Chicago                              November 1999
Amerivoice, Inc........................................    Chicago                              November 2000

CENTRALIZATION OF KEY OPERATING FUNCTIONS

     During fiscal 2000 and fiscal 2001 we attempted to achieve cost savings and operating efficiencies through the centralization of marketing and telemarketing activities in Indianapolis and billing and administrative activities in Denver. These attempts were not successful and we have returned to a business model where most business functions are handled in the local markets.

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

     Equipment Provider Relationship. We believe that our partnership with Glenayre insures that we remain on the forefront of messaging technology, and that it may lead to broader business opportunities. Glenayre, the provider of our voice messaging equipment, owns approximately 8% of our outstanding common stock and we have entered into a volume purchase agreement to purchase $2.5 million worth of Glenayre equipment through 2003.

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

EMPLOYEES

As of December 28, 2001, we had 71 full-time employees and 1 part-time employee. We have no union or collective bargaining agreements with our employees and we consider employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate office and principal operating facility is presently located at 4704 Harlan Street, Suite 420, Denver, Colorado 80212.

Currently, we lease the following facilities, containing, in the aggregate, approximately 42,806 square feet:

PROPERTY            YEAR LEASED  SQUARE FEET  EXPIRATION DATE     RENT/MONTH
--------           ------------  -----------  ------------------  ----------
Denver...........      1999          6,059    February 13, 2006    $  8,695
Indianapolis(1)..      2000         27,500    April 21, 2005         35,969
Raleigh..........      1997          3,182    June 28, 2001           4,100
Atlanta..........      1997          4,864    May 14, 2002            4,053
Fort Lauderdale..      2000            902    September 30, 2005        902
Milwaukee........      2001            299    Month to month            300

     (1) In October 2001 we entered into a sub-lease for approximately 16,956 square feet of our Indianapolis facility with DSI, Inc. The sublease is for a period of 42 months commencing November 1, 2001 at a monthly rate of $17,265 and may be terminated at the option of the sub-tenant on 12-month written notice in the event that the sub-tenant is acquired.

     We believe that our facilities are satisfactory for our purposes and in good condition.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings of any kind.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2001.

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

                                                             COMMON STOCK           WARRANTS
                                                         -------------------   -------------------
                                                           HIGH        LOW       HIGH        LOW
                                                         --------   --------   --------   --------
Fiscal 1999 ended September 30, 1999:
  Third  Fiscal  Quarter  (from  May 14, 1999)........   $  9.750   $  6.250   $  1.094   $  0.563
  Fourth Fiscal Quarter ..............................      7.375      6.063      0.906      0.500
Fiscal 2000 ending September 30, 2000:
  First Fiscal Quarter ...............................      7.969      6.000      0.750      0.438
  Second Fiscal Quarter ..............................     14.250      7.875      2.813      0.625
  Third Fiscal Quarter ...............................     13.875      9.000      2.375      0.906
  Fourth Fiscal Quarter ..............................     10.250      7.125      1.516      0.531
Fiscal 2001 ending September 30, 2001:
  First Fiscal Quarter ...............................      8.00       4.063      0.875      0.125
  Second Fiscal Quarter ..............................      5.25       4.25       0.313      0.094
  Third Fiscal Quarter ...............................      4.625      4.00       0.156      0.10
  Fourth Fiscal Quarter ..............................      4.52       1.80       0.20       0.05

     Last Reported Price. On December 28, 2001, the last reported bid price of the common stock and warrants reported on the Nasdaq SmallCap Market was $0.42 per share and $0.02 per warrant, respectively.

     Holders. As of December 28, 2001, there were 58 holders of record of the common stock and 29 holders of record of the warrants. We believe that we have in excess of 850 beneficial owners of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this report.

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

     Beyond these core messaging services, we expect to expand our product line in 2002 with voice activated service access and unified messaging. "Unified Messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines.

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

     We plan to continue to increase revenues in our primary markets by increasing the number of sales agents and our internal sales force that offer our voice messaging services, by increasing the range of telecommunications services we offer to our customers, and by acquiring companies in the voice messaging industry. After completing an acquisition, we plan to convert the operations of the acquired company to conform to our current business model, where economically feasible.

     Since making substantial cost reductions in March 2001 we have generated positive cash flow from our operating activities and we expect to continue to generate positive cash flow from operations for the next twelve months. However, we believe that current cash and cash generated from operations will be insufficient to meet our presently scheduled debt repayments over the next 12 months. We are taking several different actions to address the shortfall. These actions include proposed asset sales, operating cost reductions, proposals to lenders for reduced principal repayment schedules and additional capital and debt raising activities. Although there can be no assurance that any of these initiatives will provide us with adequate liquidity, we believe that a combination of these initiatives will likely allow us to continue to develop our business over the coming 12 months.

ACQUISITIONS

     On November 17, 1999, we acquired substantially all of the business and assets and certain liabilities of Hellyer Communications, Inc., a provider of basic voice messaging services in Indianapolis, Detroit and Chicago. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of Hellyer from the date of acquisition through September 30, 2001.

     On January 6, 2000, we acquired substantially the business and assets and certain liabilities of One Touch Communications, Inc., a provider of voice messaging services in Raleigh, North Carolina. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of One Touch from the date of acquisition through September 30, 2001.

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

     On March 1, 2001, we acquired substantially all of the voice messaging business and assets of Amerivoice Telecommunications, Inc., a provider of voice messaging services in Milwaukee, Wisconsin and Chicago, Illinois. The acquisition was accounted for as a purchase and as a result, our financial statements include the revenues and expenses of Amerivoice from the date of acquisition through September 30, 2001.

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

                                                                                            YEAR ENDED
                                                                                           SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        2000              2001
                                                                                    ------------     ------------

Net revenues ....................................................................         100.00%          100.00%
Cost of services and products ...................................................          20.94            24.04
                                                                                    ------------     ------------
Gross margin ....................................................................          79.06            75.96
                                                                                    ------------     ------------
Sales and advertising expense ...................................................          13.12            18.34
General and administrative expense ..............................................          51.21            59.36
Provision for the cost of excess office space ...................................             --             8.73
Costs associated with unsuccessful equity offerings .............................             --             5.37
Write down of intangible and fixed assets due to estimate impairment in value ...             --            49.76
Depreciation expense ............................................................           4.01             6.63
Amortization expense ............................................................           8.85            15.39
                                                                                    ------------     ------------
          Total operating expenses ..............................................          77.19           163.58
                                                                                    ------------     ------------
Income (loss) from operations ...................................................           1.85           (87.62)
Interest income (expense) .......................................................          (2.89)           (5.89)
                                                                                    ------------     ------------
Income (loss) before income taxes ...............................................          (1.04)          (93.51)
Provision for income taxes ......................................................          (0.10)            0.27
Net income (loss) ...............................................................          (1.15)          (93.23)
                                                                                    ------------     ------------
EBITDA ..........................................................................          14.71%          (10.46)%
                                                                                    ============     ============

     The row entitled "EBITDA" reflects net income or loss before depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered a substitute for other financial measures of performance.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000.

     From inception through September 30, 1999 we operated in Denver only. On March 31, 2000, we completed the acquisition of VoiceLink, Inc. in Atlanta and this acquisition was accounted for as a pooling of interests. In accordance with accounting rules we have restated all historic financial statements to include VoiceLink as if the two companies had been merged since inception. References in this analysis to "existing business" therefore include VoiceLink. References to acquisitions made during the fiscal 2000 year include the acquisitions of Hellyer Communications, One Touch Communications and VoiceLink of Florida. We acquired Hellyer in November 1999, One Touch in January of 2000 and Voice-Link of Florida in May 2000 and the results of these companies were included for only part of fiscal 2000 and all of fiscal 2001.

     Net Revenues. Net revenues for the year ended September 30, 2001, were $11,268,000 compared to $11,284,000 for the fiscal year ended September 30, 2000, a decrease of $16,000 or 0%. The acquisitions completed in fiscal 2000 generated additional revenue of $1,062,000 in 2001. Revenue from existing businesses declined by $1,078,000 or 9%. $144,000 or 1% of this decrease relates to a provision against sales for sales taxes arising on an assessment received in respect of the period 1996 - 1999. Neither our tax advisers nor we believe that this liability is payable and we are appealing against the assessment. Nevertheless, we have established a provision in respect of this potential liability pending the outcome of our appeal. The balance of the decrease of $934,000 or 8% arose due to increased customer attrition largely from our residential customer base, which was not offset by new sales after March 31, 2001.

     Cost of Services and Products. Cost of services and products for the fiscal year ended September 30, 2001 was $2,709,000 compared to $2,363,000 for the fiscal year ended September 30, 2000, an increase of $346,000 or 15%. Of the increase, $325,000 or 14% was attributable to the additional revenues associate with the acquisitions made in fiscal 2000 and $21,000 or 1% to the cost of increased sales of pager hardware and telephone systems in the current year as compared to the prior year.

     Gross Margin. Gross margin for the fiscal year ended September 30, 2001 was $8,559,000 compared to $8,921,000 for the fiscal year ended September 30, 2000, a decrease of $362,000 or 4% due to the factors described above.

     Sales and Advertising Expenses. Sales and advertising expenses for the fiscal year ended September 30, 2001 were $2,066,000 compared to $1,482,000 for the fiscal year ended September 30, 2000, an increase of $584,000 or 39%. Of this increase $342,000 was due to the inclusion of sales and advertising expenses from the acquisitions completed in fiscal 2000 and $350,000 relates to marketing expenditures incurred in preparation for the launch of unified messaging. These increases were offset by a $108,000 reduction in costs largely arising from the closure of the centralized residential call center in Indianapolis.

     General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2001 were $6,689,000 compared to $5,780,000 for the fiscal year ended September 30, 2000, an increase of $909,000 or 16%. Of this increase $525,000 or 9% was attributable to the inclusion of general and administrative expenses from the acquisitions completed in fiscal 2000, $293,000 to the increased costs of the Hellyer operations prior to their cut back, $91,000 to the costs of standardizing the Company's product range, sales methodologies and materials throughout the group.

     EBITDA -- Earnings Before Interest, Tax, Depreciation, and Amortization. EBITDA, before write offs and provisions, for the fiscal year ended September 30, 2001 was $(196,000) compared to $1,660,000 for the fiscal year ended September 30, 2000, a decrease of $1,856,000. This decrease was caused primarily by the factors outlined above.

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

     Depreciation Expense. Depreciation expense in the fiscal year ended September 30, 2001 was $747,000 compared to $453,000 for the fiscal year ended September 30, 2000, an increase of $294,000 or 65%. This was the result of additional capital expenditures incurred during the course of fiscal 2000 and 2001.

     Amortization Expense. Amortization of subscriber accounts, non-compete agreements, consulting agreements and goodwill was $1,735,000 for the fiscal year ended September 30, 2001 compared to $998,000 for the fiscal year ended September 30, 2000, an increase of $737,000 or 74%. This increase arose from the acquisitions, both business and subscriber base, described above and the resulting increased amortization.

     Provision for Cost of Excess Office Space. Effective March 9, 2001, we terminated the operations of our centralized residential telemarketing center in Indianapolis. As a result of terminating these operations, we hold approximately 17,000 square feet of excess office space on a lease with four years outstanding. Accordingly, in fiscal 2001 we accrued in full for our best estimate of the likely costs, totaling $983,000, that we will incur under the lease taking into consideration our ability to sublease the office space in current economic conditions. There was no similar provision in the fiscal year ended September 30, 2000.

     Costs associated with unsuccessful equity offerings. Offering costs totaling $605,000 incurred on unsuccessful equity offerings were written off in the fiscal year ended September 30, 2001. There were no similar expenses in the fiscal year ended September 30, 2000.

     Write down of intangible and fixed assets due to estimated impairment in value. During the year ended September 30, 2001, the estimated future undiscounted cash flow associated with the Hellyer, One Touch and VoiceLink Florida businesses was estimated to be less than the carrying value of their tangible and intangible assets. Accordingly, the value of their fixed assets and intangible assets was written down by a total of $5,607,000 to the value of their estimated discounted future cash flow. There was no such write-off in the fiscal year ended September 30, 2000.

     Income (Loss) from Operations. Income (loss) from operations was $(9,873,000) for the fiscal year ended September 30, 2001 compared to $208,000 for the fiscal year ended September 30, 2000, a decrease of $10,081,000 due to the factors discussed above.

     Interest Income (Expense), Net. Net interest income (expense) for the fiscal year ended September 30, 2001 was $(663,000) compared to $(326,000) for the fiscal year ended September 30, 2000, an increase of $337,000 or 103 %. The increase was attributable to higher levels of borrowing during the year resulting from expenditures on acquisitions and fixed assets during fiscal 2000 and 2001.

     Provision for Income Taxes. The provision (benefit) for income taxes for the fiscal year ended September 30, 2001 was $(31,000) compared to $11,000 for the fiscal year ended September 30, 2000, a decrease of $42,000 due to a refund of prior years' state and federal tax for VoiceLink Atlanta.

     Net Income (Loss) and Comprehensive Income (Loss). We reported a net loss of $(10,506,000) for the fiscal year ended September 30, 2001, compared to a net loss of $(129,000) for the fiscal year ended September 30, 2000, a decrease of $(10,377,000) due to the factors outlined above. The comprehensive loss for the fiscal year ended September 30, 2001 was $(10,505,000), $1,000 less than the net loss. This difference was due to the reversal of a brought forward provision for unrealized losses on our portfolio of marketable securities, which were held as available for sale investments. The comprehensive loss for the fiscal year ended September 30, 2000 was $(119,000), $10,000 less than the net loss of $(129,000).
This difference was due to an increase in the unrealized gains on our portfolio of marketable securities, which were held as available for sale investments.

CASH FLOW INFORMATION

     For the twelve months ended September 30, 2001, net cash used in operations was $(357,000) compared to net cash used in operations of $(140,000) for the twelve months ended September 30, 2000. The increase in cash used in operations of $(217,000) was primarily due to an increase of $(3,449,000) in the net loss, adjusted for non-cash items, offset by the fact that the funds tied up in operating assets and liabilities were reduced by $1,632,000 in 2001 as opposed to the increase of $(1,600,000) in 2000, a year on year positive variance of $3,232,000. In fiscal 2000 the increase in funds tied up in operating assets and liabilities arose from (i) a $765,000 increase in accounts receivable largely due to the use of a third party billing company used to invoice our residential customers, which results in a three to four month delay in receiving payments in respect of these services, (ii) a $273,000 decrease in deferred revenue from the discontinuance of a prepayment program at Hellyer Communications, (iii) an increase of $266,000 in prepaid expenses relating mainly to costs of a planned equity offering, (iv) a decrease of $267,000 in accounts payable and accrued expenses and (v) an increase in inventory of $29,000. In fiscal 2001 the reduction of funds tied up in operating assets an liabilities arose from (i) a $732,000 increase in accrued expense largely due to the accrual made in respect of the excess office space at Hellyer, (ii) a $368,000 decrease in accounts receivable from improved cash collection procedures, (iii) a $298,000 decrease in prepayments due to the write off of the costs associated with the abortive equity raising exercise, (iv) a $121,000 increase in deferred revenue following the introduction of a new program to encourage customer prepayments and (v) a $113,000 benefit from increases in accounts payable and decreasing inventory levels.

     Net cash provided by investing activities was $89,000 in the year ended September 30, 2001, $2,927,000 more than the $(2,838,000) used in investing activities in the prior year. In fiscal 2001 we spent $372,000 on the acquisition of businesses and subscriber accounts, $457,000 on the purchase of fixed assets, net of proceeds from the sale of fixed assets, and advanced $44,000 on a note receivable, compared to $3,030,000, $2,270,000 and $332,000 respectively in the prior year. In 2001 we partially funded these acquisitions through the sale of $796,000 of marketable securities, whereas in the prior year we sold $2,999,000 of marketable securities

     Cash flow from investing activities was $55,000 for the twelve months ended September 30, 2001 compared to $3,068,000 in the prior year, a decrease of $3,013,000. In 2001 we generated no funds from equity raising and a net $89,000 from increased borrowings. In 2000, we raised $178,000 in cash through equity raising, and a net balance of $2,890,000 from increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     We are currently meeting our capital and operating requirements through cash provided from continuing operations, a $2.1 million term loan provided by Westburg and various long-term equipment-leasing facilities. As of September 30, 2001 we had $450,000 of cash on hand and no additional borrowing facilities. Our working capital as at September 30, 2001 was negative $(4,209,772). $(2,100,000) of this negative balance relates to the Westburg loan which is not due for repayment until October 2003, but which has been classified as a short-term liability as we breached certain of the financial covenants relating to the loan in fiscal 2001 and no formal waiver has been issued by Westburg in respect of these breaches. An additional $(500,000) of the negative working capital balance is the result of reclassifying the long-term portion of certain loans and capital leases as a current liability due to non-compliance with the cross default provisions within these agreements arising from the default on the Westburg loan.

     As of September 30, 2001 we were current on our payment obligations to all lenders. However, we were not in compliance with the financial covenants on our $2.1 million term loan from Westburg, which has a maturity date of October 2003. These breaches arose in the six months to March 31, 2001. We were back in compliance with our financial covenants for the six months ended September 30, 2001. As no waiver has been issued by Westburg with respect to these past covenant defaults, our borrowings with Westburg have been reclassified from long-term to short term. Westburg has not notified us of any action that would accelerate the loan at this time although we can give no assurance regarding any action Westburg may take in the future.

     Certain of our loans and capital leases have cross default provisions as part of their terms. As a result of the Westburg loan default, we are not in compliance with these cross default provisions and the lenders have the right to call these obligations in default. Even though these lenders have not declared a default, the entire balance of these obligations has been classified as a current liability.

     On June 30, 2000, we entered into a volume purchase agreement with Glenayre, a stockholder of the Company. The volume purchase agreement provides that we must purchase $2.5 million of messaging equipment from Glenayre by June 30, 2003 provided that Glenayre delivers a fully functioning Unified Messaging system that meets certain defined operating standards, which they have so far failed to do. As of December 28, 2001 we had purchased approximately $763,000 of equipment towards satisfying this obligation. Assuming that Glenayre does deliver a system that meets the specifications in the volume purchase agreement, our ability to satisfy our purchase obligations will depend upon the future availability of additional debt and equity capital. Our relationship with Glenayre continues to be good and we believe we may be able to negotiate a satisfactory amendment to the agreement if that proves necessary.

     Since making substantial cost reductions in March 2001 we have generated positive cash flow from its operating activities and management expects to continue to generate positive cash flow from operations for the next twelve months. However, management believes that current cash and cash generated from operations will be insufficient to meet presently scheduled debt repayments over the next 12 months. Management is taking several different actions to address the shortfall. These actions include proposed asset sales, operating cost reductions, proposals to lenders for reduced principal repayment schedules and additional capital and debt raising activities. Although there can be no assurance that any of these initiatives will provide us with adequate liquidity, we believe that a combination of these initiatives will likely allow us to continue to develop our business over the coming 12 months.

     We plan to continue to acquire more companies involved in the messaging industry. However, additional debt and equity financing will be required for us to continue our acquisition programs in the future. At the present time the debt and equity markets are particularly difficult for small telecommunications companies and we see no prospect for additional equity funding in the short term.

ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

     In June 2001, the FASB approved for issuance SFAS 143 Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

EFFECTS OF INFLATION

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

SUBSEQUENT EVENTS

     In October 2001 we entered into a sub-lease over approximately 16,956 square feet of our Indianapolis facility with DSI, Inc. The sublease is for a period of 42 months commencing November 1, 2001 at a monthly rate of $17,265 and may be terminated at the option of the sub-tenant on 12-month written notice in the even that the sub-tenant is acquired.

     In November 2001 we entered into five-year equipment lease finance with Network Leasing for $75,000.

     In December 2001 we entered into a $300,000 receivable financing facility with CS Capital, Inc. At December 31, 2001 we had drawn $220,000 on this facility.

                                  RISK FACTORS

     You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

WE HAVE SUFFERED SUBSTANTIAL OPERATING LOSSES IN THE PAST.

     We incurred net losses during the 12 months ended September 30, 2001 of approximately $10.5 million, and during the 12 months ended September 30, 2000 of approximately $130,000. These losses have resulted in an accumulated deficit of approximately $12.35 million through September 30, 2001. Losses will continue until such time, if ever, as we are able to generate a level of revenue sufficient to offset our operating costs and other charges. We can offer no assurance that we will be able to increase our revenue, or to control our costs, sufficiently to achieve an operating profit.

OUR ACCOUNTANTS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We received a report on our consolidated financial statements for the year ended September 30, 2001 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern because we suffered significant losses from operations in fiscal 2001, have a working capital deficit as of September 30, 2001, are in default on certain debt covenants made to a major lender and consequently are not in compliance with the cross default provisions of certain of our other loans and capital leases. We can offer no assurance that the actions we plan to take to address these conditions will be successful.

OUR CASH IS INSUFFICIENT TO MEET OUR PRESENTLY SCHEDULED DEBT SERVICE OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

     Unless our revenues increase, our current cash and cash generated from operations will be insufficient to meet our presently scheduled debt repayments over the next 12 months. If we are unable to reschedule our debt repayments or to generate sufficient additional cash to cover our debt payments through asset sales, increased revenues, operating cost reductions or additional capital and debt raising activities, we will be unable to meet our obligations to our lenders. Should we fail to make any payments to our lenders when they become due, the lenders may declare their loans immediately due and payable and foreclose on any of our assets they hold as security for their loans.

WE ARE OUT OF COMPLIANCE WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

     To be eligible for continued listing of our common stock on the Nasdaq SmallCap Market we must meet certain criteria, including (i) maintaining an audit committee of not less than two independent directors, (ii) maintaining a market capitalization of $35 million, stockholder's equity of $2.5 million, or annual net income of $500,000, and (iii) maintaining a minimum bid price of $1.00 per share of common stock.

     Our audit committee currently consists of only one member, and thus we are out of compliance with Nasdaq's audit committee composition requirements. In addition, we were not in compliance with Nasdaq's market capitalization, stockholder's equity, or net annual income requirements during the past fiscal year. Nasdaq could initiate delisting procedures for our failure to meet these listing qualifications at any time. In order to meet the market capitalization criteria, our market capitalization would need to be greater than or equal to $35 million for ten consecutive business days.

     The price of our common stock has been below $1.00 per share since October 24, 2001. If our price is not at or above $1.00 for ten consecutive business days by April 22, 2002, Nasdaq could initiate delisting procedures based on our failure to meet the minimum bid price, even if we came into compliance with the other listing qualifications referred to above. We can offer no assurance that we will be able to locate and appoint an independent director willing to serve on our board and audit committee, or that the price of our stock will appreciate sufficiently, or will remain at an appreciated level for a sufficient period of time, to avoid delisting as described above.

     Termination of our listing on the Nasdaq SmallCap Market may result in trading in our stock being moved to the non-Nasdaq over-the-counter market in what are commonly referred to as the OTC Bulletin Board and the "pink sheets." As a result investors may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our stock or warrants.

OUR REVENUES AND EBITDA ARE DECREASING.

     We generated negative Earnings before Interest, Tax, Depreciation and Amortization ("EBITDA") of $(2,214,000) for the first six months of fiscal 2001 ended March 31, 2001. As a result of significant cost reductions we achieved positive EBITDA of $1,034,000 in the second six months of fiscal 2001. The cost reductions resulted in less sales activity and lower service levels that lead to higher levels of customer attrition. As a result our revenues and EBITDA will not continue at the current level unless additional cash becomes available to increase sales and marketing activities and restore service levels.

OUR EXPENSES MAY INCREASE IN THE FUTURE.

     Our expenses may increase in future periods due to:

     o amortization of intangible assets and other charges resulting from future acquisitions;

     o    increased depreciation on additional equipment purchases;

     o    increases in sales and marketing activities;

     o    expenditures for customer management and billing software; and

     o    general economic conditions.

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

WE MAY BE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY.

     Our success depends on our ability to remain competitive in cost and services provided. There can be no assurance that we can acquire leading technologies as needed. If we are unable to successfully respond to technological developments or acquire technologies in a cost effective way, our business, financial condition and operating results will be adversely affected. To be successful, we must:

     o    continually improve our services on a cost-effective basis;

     o    develop and offer new features and services to meet customer needs;
          and

     o offer Internet-based messaging and other advanced technologies that may achieve widespread acceptance in the future.

     Our success will depend in part on our ability to purchase or license leading technologies necessary to remain competitive. Licensing these technologies may require us to pay royalties, maintenance and other fees that may reduce operating margins.

WE ARE DEPENDENT ON GLENAYRE FOR OUR MESSAGING EQUIPMENT.

     Glenayre manufactures and services most of our messaging equipment. Our ability to provide messaging services and implement our expansion strategy depends on our ability to obtain an adequate uninterrupted supply of messaging equipment, service and spare parts. Even if adequate alternative sources were available, any interruption in the supply because of a failure of Glenayre could have a material adverse effect on our business and results of operations.

IF NIGEL V. ALEXANDER OR SHAWN B. STICKLE DOES NOT CONTINUE IN HIS PRESENT POSITION OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We believe that our ability to successfully implement our business strategy and to operate profitably depends on Nigel V. Alexander and Shawn B. Stickle, both directors and executive officers, continuing to render their services to us. If Mr. Alexander or Mr. Stickle becomes unable or unwilling to continue in his present position, our growth, business and financial results could be materially adversely affected. We have an employment agreement with Mr. Stickle and a consulting agreement with Mr. Alexander's company, Octagon Strategies, Inc., both of which expire on December 31, 2001 and continue on a month to month basis thereafter. We have key person life insurance policies in the face amounts of $1,000,000 each on both Mr. Alexander and Mr. Stickle.

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL FOR SEVERAL REASONS.

     Our acquisition strategy is subject to the following risks and uncertainties:

     o we may be unable to enter into purchase agreements with voice messaging businesses, especially if we offer them partial consideration in common stock, which we intend to do;

     o the recent decrease in the market value of our common stock has limited our ability to use our common stock to acquire businesses;

     o we may be unsuccessful in retaining the customers of businesses we buy, especially if we ask them to switch to new messaging services as we change equipment and upgrade services;

     o we may be unable to successfully integrate new personnel into our operations; and

     o we may incur non-cash charges to our earnings for write-off of goodwill that has been determined to be impaired, which will adversely affect our operating results.

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

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements are included herein commencing on page 29.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                      AGE          POSITION
----                      ---          --------
Nigel V. Alexander......  40   Chief Executive Officer, Treasurer,
                               Secretary and Director
Shawn B. Stickle........  36   President, and Director
David J. Cutler.........  46   Chief Financial Officer
Christina M. Neher......  36   Chief Operating Officer
R. Brad Stillahn........  46   Director

     Mr. Stillahn is a member of the Audit and Compensation Committees.

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

     Shawn B. Stickle -- President, and Director. Mr. Stickle co-founded Multi-Link in 1996. Mr. Stickle has served since that time as a Managing Director and now as our President. Mr. Stickle's term as a director ends in 2002. From February 1995 until January 1996, Mr. Stickle was employed as Executive Vice President of Voice Service, Inc. From 1987 to March 1994, Mr. Stickle was Sales and Marketing Manager for T.A. Pelsue Company, a manufacturer of telecommunications products. Mr. Stickle attended the University of Colorado with an emphasis in Business Administration and Marketing, and is a certified ISO 9000 Quality Assurance Advisor.

     David J. Cutler -- Chief Financial Officer. Mr. Cutler joined us in March 1998 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as an Associate of the Institute of Taxation with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management and a Certified Valuation Analyst of the National Association of Certified Valuation Analysts.

     Christina M. Neher -- Chief Operating Officer. Ms. Neher joined Hellyer Communications, Inc. in 1989 and served as Hellyer's Vice President of Operations since 1995. Ms. Neher was appointed our Chief Operating Officer in May 2001. From 1984 to 1988, Ms. Neher was employed by St. Mary's College and held the position of telecommunications coordinator. Ms. Neher holds an associates degree in business from Indiana Wesleyan University. Ms. Neher has 15 years of experience in the telecommunications industry.

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

OTHER KEY EMPLOYEES

     Reid Bozak -- Vice President -- Sales and Marketing. Mr. Bozak joined us as in October 2001. Mr. Bozak has more than 10 years experience and held several management roles in sales and marketing, providing leadership to national sales, marketing, and technical service/support organizations. As Director of Sales for Golden, Colorado based EAS, he recorded outstanding achievement in leading the Direct Marketing channel. Prior to joining EAS, Mr. Bozak held management level sales leadership positions at MCI in Colorado and Arizona, with responsibilities for competencies in leading-edge technologies, strategic marketing, tactical sales, and key account management. He subsequently was awarded several national sales awards and recognized as the top sales manager in the country on several occasions. Mr. Bozak holds a Bachelor of Arts in Communications from Regis University in Denver.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors maintains a compensation committee and an audit committee. The compensation committee is composed of R. Brad Stillahn, a non-employee director. The audit committee is also composed of R. Brad Stillahn. The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan. The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors. The NASDAQ SmallCap market listing rules require that the Company maintain an audit committee of at least two independent directors. At the present time the Company is not in compliance with this rule.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for services rendered during the fiscal years ended September 30, 2001, 2000, and 1999, to Nigel V. Alexander and Shawn B. Stickle. No other executive officer earned or was paid compensation of more than $100,000 for the years ended September 30, 2001, 2000 and 1999. We pay consulting fees to Octagon Strategies, Inc. for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

                                                           FISCAL YEAR        ANNUAL COMPENSATION
                                                              ENDED       ---------------------------
NAME AND PRINCIPAL POSITION                               SEPTEMBER 30,      SALARY         BONUS
---------------------------                              --------------   ------------   ------------

Nigel V. Alexander ....................................        2001       $     96,879             --
  Chief Executive Officer, Secretary and Treasurer             2000       $    103,000         11,222
                                                               1999       $     45,551             --
Shawn B. Stickle ......................................        2001       $     98,746             --
  President                                                    2000       $     91,664         10,000
                                                               1999       $     41,000             --

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

     At September 30, 2001 we had issued options to purchase 799,580 shares of common stock under our stock option plan. The options have exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $6.13 per share. The options expire on various dates between March 30, 2005, and March 30, 2011. Of the issued options, 91,603 had been exercised and 188,850 had been cancelled, which means that 519,127 options are currently issued and outstanding.

     No reload options or stock appreciation rights have been granted pursuant to the stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 28, 2001, by:

     o each person who is known by Multi-Link to own beneficially more than 5% of Multi-Link's outstanding common stock,

     o    each of Multi-Link's named executive officers and directors, and

     o    all executive officers and directors as a group.

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


                                                                       NUMBER OF     PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES       OUTSTANDING
        ------------------------------------                         ------------   ------------
Executive Officers and Directors
Nigel V. Alexander ...............................................        435,250            9.8%
Shawn B. Stickle .................................................        558,250           12.5%
David J. Cutler ..................................................         63,866            1.4%
R. Brad Stillahn .................................................         22,500            0.5%
  3845 Forest, Denver, CO 80207                                      ------------   ------------
All  executive  officers and  directors as a group (4 persons) ...      1,079,866           23.7%
Other Beneficial Owners
  Glenayre Technologies, Inc. ....................................        364,439            8.0%
  11360 Lakefield Drive, Duluth, GA 30097

     In the foregoing table the common stock beneficially owned by:

          o Nigel V. Alexander and Shawn B. Stickle includes an aggregate of 200,000 shares of common stock held in escrow. As a condition to the initial public offering, Nigel V. Alexander and Shawn B. Stickle were each required to deposit 100,000 shares of common stock in an escrow account pursuant to an agreement with Computershare Trust Company, Inc. and Schneider Securities, Inc., the lead IPO underwriter. The common stock deposited in the escrow account will be released on the earlier to occur of
     (a) Multi-Link achieving basic net income of at least $0.75 per share and the common stock having a bid price of at least $15.00 per share for the year ended and as of September 30, 2000, or (b) Multi-Link achieving basic net income of at least $1.25 per share and a bid price of at least $25.00 per share for the year ended and as of September 30, 2001, or (c) a property exchange, or sale of all or substantially all of the assets or stock of Multi-Link if any such transaction is approved by the holders of a majority of the outstanding shares of common stock (excluding the shares in escrow), and (d) May 14, 2006. For purposes of determining the release from escrow, net income will include the effects of any extraordinary items and will be based on basic net income per share and on the audited financial statements of Multi-Link for the respective periods. The shares of common stock held in escrow are not transferable or assignable, although the stockholders may vote them. The earnings levels and per share prices set forth above were determined by negotiation between Multi-Link and Schneider Securities, Inc., and should not be construed to imply or predict any future earnings by Multi-Link or the market price of the common stock.

          o Nigel V. Alexander and Shawn B. Stickle includes 10,000 shares underlying options held by each person that are exercisable within the next 60 days.

          o David J. Cutler does not include 33,033 shares underlying options that are not exercisable for the next 60 days and includes 63,866 shares underlying options that are exercisable within the next 60 days.

          o R. Brad Stillahn does not include 2,500 shares underlying options that are not exercisable for the next 60 days and includes 22,500 shares underlying options that are exercisable within the next 60 days.

          o All of the executive officers and directors as a group, includes 106,366 shares of common stock underlying presently exercisable options but does not include 35,533 shares underlying options that are not exercisable within the next 60 days.

          o Glenayre Technologies includes 100,000 shares underlying warrants that are exercisable within the next 60 days.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                      DESCRIPTION AND METHOD OF FILING
------                      --------------------------------

  3.1      --       Restated Articles of Incorporation filed on May 18, 1998.(1)

  3.2      --       Amendments to Restated Articles of Incorporation filed on
                    February 2, 1999.(1)

  4.4      --       Form of Warrant Agreement between the Registrant and
                    American Securities Transfer & Trust, Inc.(1)

  4.5      --       Form of Escrow Agreement.(1)

  4.6      --       Forms of Lock-Up Agreements.(1)

  4.7      --       Form of Representative's Option for the Purchase of
                    Units.(1)

  4.8      --       Form of Warrant Exercise Fee Agreement between Schneider
                    Securities, Inc., American Securities Transfer & Trust, Inc.
                    and the Registrant.(1)

  4.9      --       Amendment to Borrowing Agreement dated April 15, 1999
                    between Westburg Media Capital L.P., the Registrant and
                    Multi-Link Communications, Inc.(1)

  4.10     --       Registration Rights Agreement dated April 15, 1999 between
                    Westburg Media Capital L.P. and the Registrant.(1)

  4.11     --       Common Stock Purchase Warrant entitling Glenayre
                    Technologies, Inc. to purchase 100,000 shares of Multi-Link
                    Common Stock.(5)

  4.12     --       Registration Rights Agreement dated as of June 30, 2000
                    between the Registrant and Glenayre Technologies, Inc.(5)

 10.1      --       Stock Option Plan.(1)

 10.2      --       First Amendment to Stock Option Plan.(1)

 10.3      --       Agreement dated January 1, 1999, between the Registrant and
                    Telcom Sales Associates, Inc. as amended on February 3,
                    1999.(1)

 10.5      --       US West Communications Digital Switched Service Rate
                    Stability Plan Agreements.(1)

 10.6      --       Consulting Agreement between the Registrant and Octagon
                    Strategies, Inc.(1)

 10.7      --       Employment Agreement between the Registrant and Shawn B.
                    Stickle.(1)

 10.8      --       Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)

 10.9      --       Promissory Note dated September 30, 1998 from Registrant to
                    Octagon Strategies, Inc.(1)

 10.10     --       Promissory Note dated September 30, 1998 from Registrant to
                    Shawn B. Stickle.(1)

 10.11     --       Promissory Note dated April 14, 1999 from Registrant to
                    Westburg Media Capital, L.P.(1)

 10.12     --       Agreement for Sale and Purchase of Assets and Exhibits A and
                    B dated September 17, 1999 by and among Hellyer
                    Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                    Telecommunications, Inc., and HC Acquisition Corp.(3)

 10.13     --       Consulting Agreement dated September 17, 1999 by and among
                    Hellyer Communications, Inc. and HC Acquisition Corp.(3)

 10.14     --       Amended and Restated Asset Purchase Agreement dated November
                    17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                    Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                    Hellyer Communications Services, Inc. (without exhibits).(4)

 10.15      --      Loan Agreement dated November 17, 1999 by and between
                    Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                    Sr.(4)

 10.16      --      Promissory Note dated November 17, 1999 by and between
                    Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                    Sr.(4)

EXHIBIT
NUMBER                      DESCRIPTION AND METHOD OF FILING
------                      --------------------------------

 10.17      --      Pledge and Security Agreement by and between Multi-Link
                    Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)

 10.18      --      Purchase Agreement dated November 22, 1999 by and between
                    B.F.G. of Illinois, Inc., Multi-Link Telecommunications,
                    Inc. and Hellyer Communications Services, Inc.(8)

 10.19      --      Asset Purchase Agreement dated December 22, 1999 by and
                    among One Touch Communications, Inc., David G. Webster, Eric
                    C. Beguelin, Multi-Link Telecommunications, Inc. and One
                    Touch Communications, Inc.(8)

 10.20      --      Stock Purchase Agreement dated March 25, 2000 by and among
                    Multi-Link Telecommunications, Inc., VoiceLink, Inc., L. Van
                    Page and Larry Mays (without exhibits).(5)

 10.21      --      Registration Rights Agreement dated March 31, 2000 by and
                    among L. Van Page, Larry Mays, Nigel V. Alexander, Shawn B.
                    Stickle and Multi-Link Telecommunications, Inc.(5)

 10.22      --      Letter of Intent by and between Multi-Link
                    Telecommunications, Inc. and Glenayre Technologies, Inc.
                    dated as of May 17, 2000.(6)

 10.23      --      Securities Purchase Agreement dated as of June 30, 2000
                    between Multi-Link Telecommunications, Inc. and Glenayre
                    Technologies, Inc.(7)

 10.24      --      Volume Purchase Agreement dated as of June 30, 2000 between
                    Multi-Link Telecommunications, Inc. and Glenayre
                    Electronics, Inc.(7)

 10.25      --      Form of Exercise Fee Agreement.(2)

 16         --      Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                    Associates, PC resigned as Registrant's principal
                    independent accountants.(1)

 21         --      Subsidiaries of the Registrant.(8)

 23.1       --      Consent of HEIN + ASSOCIATES LLP.


---------

(1) Incorporated by reference to the exhibits contained in the Registrant's Registration Statement on Form SB-2 filed on February 24, 1999 (No. 333-72889).

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

     (b)  Reports on Form 8-K

     None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

INDEPENDENT AUDITOR'S REPORT ........................................    30
CONSOLIDATED BALANCE SHEET -- September 30, 2001 ....................    31
CONSOLIDATED STATEMENTS OF OPERATIONS -- For the
  Years Ended September 30, 2000 and 2001 ...........................    32
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY -- For the Years Ended  September  30, 2000 and 2001 .......    33
CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the
  Years Ended September 30, 2000 and 2001 ...........................    34
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................    35

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Multi-Link Telecommunications, Inc. and Subsidiaries
Denver, Colorado

     We have audited the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2001 and the results of their operations and their cash flows for the years ended September 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations in fiscal 2001 and has a working capital deficit as of September 30, 2001. Additionally, the Company has been notified by a major lender that it is in default on certain debt covenants which in turn has resulted in the Company not being in compliance with the cross default provisions on certain other loans and capital leases. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

HEIN + ASSOCIATES LLP

Denver, Colorado
December 6, 2001

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         SEPTEMBER 30,
                                                                             2001
                                                                         ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents ............................................   $    449,417
Accounts receivable -- trade, net of allowance for
  doubtful accounts of $219,623 ......................................        767,585
Tax receivable .......................................................         21,371
Inventory ............................................................         33,702
Prepaid expenses .....................................................        142,371
                                                                         ------------
     Total current assets ............................................      1,414,446
PROPERTY AND EQUIPMENT, net ..........................................      4,468,852
OTHER ASSETS:
Prepaid equipment ....................................................         43,039
Deferred costs and other .............................................        108,314
Intangible assets, less amortization and impairment of $7,533,215 ....      1,942,949
                                                                         ------------
          TOTAL ASSETS ...............................................   $  7,977,600
                                                                         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .....................................................   $    866,975
Accrued expenses .....................................................        736,653
Accrued lease costs...................................................        129,546
Customer deposits ....................................................         78,432
Deferred revenue .....................................................        227,425
Notes payable and current portion of long-term debt ..................      3,585,187
                                                                         ------------
     Total current liabilities .......................................      5,624,218
LONG-TERM DEBT, less current portion .................................      1,463,486
ACCRUED LEASE AND OTHER COSTS ........................................        692,935
COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; none issued ..............................................             --
Common stock, no par value; 20,000,000 shares authorized,
4,387,010 shares issued and outstanding ..............................     12,751,493
Note receivable ......................................................       (202,005)
Accumulated deficit ..................................................    (12,352,527)
                                                                         ------------
     Total stockholders' equity ......................................        196,961
                                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $  7,977,600
                                                                         ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               2000            2001
                                                           ------------    ------------
NET REVENUES ...........................................   $ 11,284,016    $ 11,268,159
COST OF SERVICES AND PRODUCTS ..........................      2,362,887       2,709,030
                                                           ------------    ------------
GROSS MARGIN ...........................................      8,921,129       8,559,129
OPERATING EXPENSES:
Sales and advertising ..................................      1,481,944       2,066,155
General and administrative .............................      5,779,684       6,688,709
Provision for cost of excess office space ..............             --         983,392
Costs associated with unsuccessful equity offerings ....             --         605,189
Write down of  intangible  and fixed assets due to
estimated impairment in value ..........................             --       5,607,481
Depreciation ...........................................        452,729         746,560
Amortization ...........................................        998,366       1,734,710
                                                           ------------    ------------
     Total operating expenses ..........................      8,712,723      18,432,196
                                                           ------------    ------------
INCOME (LOSS) FROM OPERATIONS ..........................        208,406      (9,873,067)
Interest income (expense), net .........................       (326,360)       (663,271)
                                                           ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ......................       (117,954)    (10,536,338)
Provision for income tax ...............................        (11,252)         30,599
                                                           ------------    ------------
          NET (LOSS) ...................................   $   (129,206)   $(10,505,739)
                                                           ============    ============
NET (LOSS) PER COMMON SHARE
  Basic ................................................   $      (0.03)   $      (2.51)
                                                           ============    ============
  Diluted ..............................................   $      (0.03)   $      (2.51)
                                                           ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic ................................................      3,889,378       4,181,805
                                                           ============    ============
  Diluted ..............................................      3,889,378       4,181,805
                                                           ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       MULTI-LINK TELECOMMUNICATIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 2001

                                                                                         ACCUMULATED
                                       COMMON STOCK                                         OTHER
                                  ----------------------   ACCUMULATED       NOTE       COMPREHENSIVE   COMPREHENSIVE
                                   SHARES       AMOUNT       DEFICIT      RECEIVABLE    INCOME (LOSS)   INCOME (LOSS)     TOTAL
                                  ---------  -----------  ------------   ------------   -------------   -------------  ------------
BALANCES, SEPTEMBER 30, 1999 ...  3,528,790  $ 7,722,778  $ (1,728,307)  $         --   $    (11,312)   $         --   $  5,983,159
Comprehensive income:
  Net loss .....................         --           --      (129,206)            --             --    $   (129,206)      (129,206)
  Unrealized gain on marketable
   securities ..................         --           --            --             --         10,643          10,643         10,643
                                                                                                        ------------
    Comprehensive loss .........                                                                        $   (118,563)
                                                                                                        ============
Common stock issued for
  consulting and non-compete
  agreements ...................    150,000      965,625            --             --             --                        965,625
Options issued for services ....         --       18,154            --             --             --                         18,154
Common stock issued in
  acquisition of One Touch
  Communications ...............    246,718    2,020,003            --             --             --                      2,020,003
Pooling adjustment .............         --           --        10,725             --             --                         10,725
Common stock issued in
  acquisition of VoiceLink
  Florida ......................     12,000      132,000            --             --             --                        132,000
Common stock issued in
  acquisition of Cashtel
  subscriber base ..............      2,220       20,535            --             --             --                         20,535
Common stock issued in private
  placement, net of costs ......    104,439      872,902            --             --             --                        872,902
Exercise of options ............     40,483      105,235            --             --             --                        105,235
                                  ---------  -----------  ------------   ------------   ------------                   ------------
BALANCES, SEPTEMBER 30, 2000 ...  4,084,650   11,857,232    (1,846,788)            --           (669)                    10,009,775

Comprehensive income:
  Net loss .....................         --           --   (10,505,739)            --             --     (10,505,739)  $(10,505,739)
  Reverse unrealized loss on
    marketable securities ......         --           --            --             --            669             669            669
                                                                                                        ------------
    Comprehensive loss .........                                                                        $(10,505,070)
                                                                                                        ============
Common stock issued for
   purchase of fixed assets ....    125,000      251,250            --             --             --                        251,250
Common stock issued for
   services ....................     92,000      340,609            --             --             --                        340,609
Common stock issued for
  purchase of subscriber
  accounts .....................     85,000      302,250            --             --             --                        302,250
Reclassify Note Receivable as a
  contra equity account ........         --           --            --       (202,005)            --                       (202,005)
Exercise of options ............        360          152            --             --             --                            152
                                  ---------  -----------  ------------   ------------   ------------                   ------------

BALANCES, SEPTEMBER 30, 2001 ...  4,387,010  $12,751,493  $(12,352,527)  $   (202,005)  $          0                   $    196,961
                                  =========  ===========  ============   ============   ============                   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                            FOR THE YEARS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           2000            2001
                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................................   $   (129,206)   $(10,505,739)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ....................................................      1,466,936       2,481,270
 Amortization of debt discount and issuance costs ..................................         29,929          18,172
  Write down of intangible and fixed assets due to estimated impairment in value ...             --       5,607,481
  Common stock issued for services .................................................             --         340,609
  Bad debt expense .................................................................         92,259          69,149
Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable ...........................................................       (764,097)        389,358
     Tax receivables ...............................................................             --         (21,371)
     Inventory .....................................................................        (29,616)         18,303
     Prepaid expenses ..............................................................       (266,526)        297,564
  Increase (decrease) in:
     Accounts payable ..............................................................       (399,641)         94,963
     Accrued expenses ..............................................................        132,843         732,386
     Deferred revenue ..............................................................       (272,991)        121,338
                                                                                       ------------    ------------
     Net cash provided by (used in) operating activities ...........................       (140,110)       (356,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities ........................................      2,998,908         795,765
Purchase of subscriber accounts ....................................................       (341,284)       (371,645)
Advance on note receivable .........................................................       (331,607)        (43,531)
Purchase of fixed assets ...........................................................     (2,270,322)       (556,465)
Net proceeds from sale of fixed assets .............................................             --          99,236
Prepaid equipment costs ............................................................         (6,262)             --
Deferred costs .....................................................................       (207,092)        165,440
Purchase of Cashtel subscriber base ................................................       (262,908)             --
Purchase of business and assets of Hellyer Communications ..........................     (1,257,305)             --
Purchase of business and assets of One Touch Communications                              (1,168,124)             --
Cash acquired in acquisition .......................................................          7,589              --
                                                                                       ------------    ------------
Net cash (used in) / provided by investing activities ..............................     (2,838,407)         88,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Customer deposits ..................................................................        (43,423)        (34,101)
Net effect of pooling of interest ..................................................         10,725              --
Payment of related party notes payable .............................................        (17,569)             --
Advances under notes payable .......................................................      4,459,289       1,569,096
Payment of notes payable ...........................................................     (1,519,188)     (1,479,726)
Proceeds from issuance of common stock .............................................        200,000              --
Offering costs .....................................................................       (127,099)             --
Proceeds from the exercise of stock options ........................................        105,235             152
                                                                                       ------------    ------------
       Net cash provided by financing activities ...................................      3,067,970          55,421

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         89,453        (212,296)

CASH AND CASH EQUIVALENTS, at beginning of period ..................................        572,260         661,713
                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, at end of period ........................................   $    661,713    $    449,417
                                                                                       ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest .............................................................   $    356,287    $    715,811
                                                                                       ============    ============
Cash paid for taxes ................................................................   $     30,544    $     40,881
                                                                                       ============    ============
Unrealized gain (loss) on available-for-sale securities ............................   $     10,644    $        669
                                                                                       ============    ============
Equipment acquired through debt ....................................................   $  1,105,472    $         --
                                                                                       ============    ============
Fixed assets purchased through prepaid equipment costs .............................   $         --    $    763,223
                                                                                       ============    ============
Common stock issued for fixed assets ...............................................   $         --    $    251,250
                                                                                       ============    ============
Common stock issued for subscriber accounts ........................................   $     38,690    $    302,250
                                                                                       ============    ============
Consulting and non-compete agreements acquired for equity ..........................   $    965,625    $         --
                                                                                       ============    ============
Business and assets of One Touch acquired for equity ...............................   $  2,020,003    $         --
                                                                                       ============    ============
Net liabilities assumed in business combinations  accounted for as a purchase.......   $  1,239,988    $         --
                                                                                       ============    ============
Capital stock of VoiceLink of Florida, Inc. acquired for equity ....................   $    132,000    $         --
                                                                                       ============    ============
Capital stock issued as prepayment for the purchase of messaging equipment .........   $    800,000    $         --
                                                                                       ============    ============

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

     During fiscal 2000 and 2001, the Company acquired a number of businesses, entities and customer bases and merged with another entity, all of which have similar product lines. As a result of these acquisitions, the Company is now doing business in Denver, Colorado; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Milwaukee, Wisconsin; Raleigh, North Carolina; Atlanta, Georgia; and Ft. Lauderdale, Florida. The Company is actively pursuing the sale of certain non-core assets at the present time.

    Principles of Consolidation -- The consolidated financial statements include the accounts of Telecommunications and its subsidiaries (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

    Pooling of Interests -- On March 31, 2000, Telecommunications acquired 100% of the common stock of VoiceLink, Inc. (VoiceLink), a provider of voice and fax messaging products and paging services in the Atlanta local calling area. Shareholders of VoiceLink exchanged their shares in VoiceLink for shares in Telecommunications in a business combination that has been accounted for as a pooling of interests. The consolidated financial statements and the accompanying notes reflect Telecommunications' financial position and the results of operations as if VoiceLink was a wholly owned subsidiary of Telecommunications since inception. Prior to the acquisition, VoiceLink had a fiscal year end of December 31. The adjustment for the change in the year-end is reflected in the prior period statement of stockholders' equity (see Note 3).

    Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

     Property and Equipment -- Property and equipment are stated at cost, less any write down in value due to a estimated impairment in value. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Motor vehicles............................................       3-5 years
Plant and equipment.......................................       3-5 years
Computer equipment........................................       3-5 years
Furniture and fixtures....................................       7 years
Voice messaging equipment.................................       15 years
Leasehold improvements....................................       Term of Lease
Real estate...............................................       30 years

     Intangible Assets -- Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. The Company's personnel and related support costs incurred in support of acquiring and transitioning subscriber accounts are expensed as incurred. Costs related to the sales and marketing for subscriber accounts internally generated are expensed as incurred. Through December 1997, all subscriber accounts were internally generated and, accordingly, sales and marketing costs were expensed as incurred. Beginning January 1998, the Company's Denver operation has acquired a significant number of subscriber accounts through independent, third party sales organizations and, accordingly, these direct and incremental costs have been capitalized. All of the Company's operations, with the exception of Denver, acquire subscriber accounts primarily through its own internal sales resources. The costs of capitalized subscriber accounts acquired are amortized on a straight-line basis over the lesser of 3 years or the estimated economic life of the subscriber account.

     Goodwill represents the excess of the purchase price over the value of net assets/liabilities acquired in business acquisitions accounted for as a purchase. Goodwill is amortized over 3-15 years on a straight-line basis.

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

     Concentration of Credit Risk and Significant Vendors -- The nature of the Company's business is such that no single customer represents more than 0.1% of net accounts receivable. The Company does not require collateral or other security to support customer's receivables but conducts periodic reviews of customer payment practices to minimize collection risk on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

     In certain areas of the country, the Company bills its customers on the local telecommunications providers' bill either directly or indirectly through a third-party billing consolidator. This results in a concentration of credit risk to the local telecommunications providers (in one case $504,000 and in another, $61,115 as of September 30, 2001) and to the third-party billing consolidator ($784,000 as of September 30, 2001). Management does not believe that this concentration presents a material risk to the Company.

     As of September 30, 2001, the Company was owed $427,104 on a note receivable (see Note 4) by a previous owner of a business acquired by the Company. The note receivable is collateralized by 150,000 common shares in the Company with a market value of $202,005 as at September 30, 2001. Accordingly, as at September 30, 2001, the Company has written down the carrying value of this receivable by $225,099 to reflect the decrease in the value of the underlying securities and has reclassified the note receivable from Other Assets to a Contra Equity account (see Note 11). Subsequent to September 30, 2001 the value of security for the note receivable has continued to decline and a further write down to the carrying value of the note receivable will be required in fiscal 2002 (see Notes 4 and 13).

     As of September 30, 2001, the Company had a balance of prepaid equipment costs of $43,039 (see Note 5) with Glenayre Technologies, Inc. Management does not believe that this concentration presents a material risk to the Company.

     The Company uses services provided by several telecommunications providers for interconnection to the public telephone network. There are other local telephone companies that could provide the Company with a similar interconnection. However, in the event that any of these companies were to experience difficulties in providing the Company with interconnection in its present configuration, it could materially adversely affect the Company's business in the short-term. A period of time would be required to enable the Company to establish a new interconnection to the public telephone network.

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

     Deferred Revenue and Revenue Recognition -- Revenues are recognized at the time services are performed or products are delivered, net of refunds. Deferred revenue primarily represents customer prepayments which are recognized as revenue when earned.

     Advertising Costs: -- The Company recognizes advertising expense when incurred. Advertising expense was approximately $128,365 and $13,979 for the years ended September 30, 2001 and 2000.

     Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2000 and 2001, the Company held available-for-sale securities, and the unrealized loss on these securities has been recognized as a component of comprehensive income in the consolidated statements of stockholders' equity. As at September 30, 2001 the Company held no available-for-sale securities.

     Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2000 and 2001 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

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

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates concerning the valuation of its goodwill, subscriber accounts and fixed assets and their related lives. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

     Recently Issued Accounting Pronouncements -- On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

     In June 2001, the FASB approved for issuance SFAS 143 Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

     Reclassification - Certain reclassifications have been made among the assets of the Company in fiscal 2001. The reclassifications had no effect on net income.

2. LIQUIDITY:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company reported significant losses in fiscal 2001 and has negative working capital of $4,209,772. $2,100,000 of this negative balance relates to the Westburg loan which is not due for repayment until October 2003, but which has been classified as a short-term liability as the Company breached certain financial covenants relating to the loan in fiscal 2001 and no formal waiver has been issued by Westburg in respect of these breaches. An additional $(500,000) of the negative working capital balance is the result of reclassifying the long-term portion of certain loans and capital leases as a current liability due to non-compliance with the cross default provisions within these agreements arising from the default on the Westburg loan.

     Since July 1, 2001 the Company has generated positive cash flow from operations and expects to continue to generate positive cash flow from operations for the next twelve months. However, the current cash and cash generated from operations will be insufficient to meet presently scheduled debt repayments and substantially reduce other liabilities in the next twelve months.

     A major lender (Westburg) (see Note 8) has also formally notified the Company that it is in default on $2,100,000 of debt, as a result of past debt covenant violations. While Westburg has not called this note, it has also not waived these debt covenant violations. For the six months ended September 30, 2001, the Company was in compliance with the debt covenants. However, the Company also believes that it may again breach its financial covenants on its loan from Westburg in the next twelve months.

     Certain loans and capital leases have cross default provisions as part of their terms. As a result of the Westburg loan default, we are not in compliance with these cross default provisions and the lenders have the right to call these obligations in default. Even though these lenders have not declared a default, the entire balance of these obligations has been classified as a current liability.

     The Company is taking several different actions to address these matters. These actions include asset sales, operating costs reductions, proposals to lenders for reduced principal payments, negotiating with Westburg to amend the financial covenants on their loan or to waive breaches on their existing covenants and attempting additional capital and debt raising activities.

     There can be no assurances that any of these initiatives will provide adequate liquidity for the Company. However, if the Company is unsuccessful in these matters, it will affect the Company's ability to continue operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. ACQUISITIONS:

     On November 17, 1999, Telecommunications, through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer has been a provider of business messaging services since 1969, and has over 40,000 subscribers in Indianapolis, Chicago and Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net liabilities acquired. The purchase price was $1.1 million cash and the assumption of $2.9 million in liabilities. Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to a five-year non-compete and a two-year consulting agreement. Prior to the end of fiscal 2000, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi-Link Communications, LLC.

     On November 29, 1999 Hellyer Communications Services, Inc., acquired 9,416 voice messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $278,855 consisting of $258,320 in cash and common stock (2,220 shares) with a market value at the date of issuance of $20,535. The revenues and expenses of these accounts have been consolidated with those of Telecommunications effective November 29, 1999.

     On January 6, 2000, Telecommunications through its newly formed subsidiary, One Touch Communications, Inc. acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.19 million, of which $1.17 million was in cash and restricted common stock (246,718 shares) with a market value at date of issuance of $2.02 million. The sellers agreed to hold the common stock for up to two years from the date of closing, although these shares were subsequently sold through private placement. The results of the One Touch business have been consolidated with those of Telecommunications effective January 6, 2000.

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

     VoiceLink had a December 31 fiscal year-end and, accordingly, the VoiceLink statements of operations for the year ended December 31, 1999 have been combined with the Company's statements of operations for the fiscal year ended September 30, 1999. In order to conform VoiceLink's calendar year-end to the Company's September 30 year-end, the consolidated statement of stockholders' equity was adjusted for the operating results of VoiceLink for the period from October 1, 1999 to December 31, 1999, which is included in the consolidated statements of operations in both the years ended September 30, 1999 and 2000. The following is a summary of VoiceLink's operating results for that period:

Revenue.....................................................     $ 588,979
Expenses....................................................       599,704
                                                                 ---------
Net loss....................................................     $ (10,725)
                                                                 =========

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

     On July 31, 2000, the Company entered into an agreement to acquire the Chicago base of residential voicemail customers of Amerivoice, Inc. Amerivoice transferred approximately 4,540 subscribers to the Company in November 2000. Total acquisition costs are yet to be finalized but should be approximately $102,000. The final acquisition price is contingent upon the successful completed transfer of telephony from Amerivoice, which is currently in progress. Annual revenues from these customers are expected to be approximately $180,000.

     In January 2001, the Company entered into an agreement to acquire the telephone answering service customers of N'Orbit in Indianapolis at a total cost of $39,870. The Company began billing these customers in February 2001 and the final payment for this acquisition was made in July 2001. Annual revenues from these customers are expected to be approximately $45,000.

     Effective March 1, 2001 the Company entered into a further agreement to acquire additional Chicago residential customers and the base of business voice mail customers of Amerivoice, Inc. in Milwaukee, Wisconsin. The Company also acquired certain fixed assets and voice messaging equipment in Milwaukee and Chicago. Approximately 9,600 residential customers and 420 business customers were transferred to the Company. The purchase price has yet to be finalized but is expected to be approximately $232,000, part of which has been paid through the issue of 60,000 shares of restricted common stock. The final acquisition price is contingent upon the successful completed transfer of telephony from Amerivoice, which is currently in progress.

4. NOTE RECEIVABLE:

     As part of Telecommunications' acquisition of Hellyer (see Note 3), Telecommunications advanced $300,000 on a note receivable to the former owner of Hellyer. The loan originally accrued interest at prime rate plus 3% and was repayable in full, interest and principal, on December 31, 2000 and is collateralized by 150,000 common shares of the Company.

     On November 14, 2000, the debtor under the note receivable filed for bankruptcy under Chapter 11, which is an event of default under the note receivable. Consequently the interest rate charged on the loan increased to a default rate of 18% and the legal costs and certain marketing costs authorized by the bankruptcy court have been added to the balance of the note receivable. As at September 30, 2001 the balance of principal, interest and costs totaled $427,104.

     As at September 30, 2001 the market value of the security for the loan was $202,005. Consequently the Company has made a provision of $225,099 against the carrying value of the note receivable. In addition the Company has reclassified the note receivable from Other Assets to a Contra Equity account (see Note 11).

     Subsequent to September 30, 2001 the market value of the underlying security for the note receivable has continued to decline and a further provision against the carrying value of the note receivable will be required in fiscal 2002 (see Note 13).

     The Company intends to sell the underlying security in the near term.

5. PREPAID EQUIPMENT:

     As part of the private placement of shares to Glenayre Technologies, Inc. (Glenayre) on June 30, 2000 (see Note 11) the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre by June 30, 2003, at standard list price, provided that Glenayre delivered a fully functioning Unified Messaging system that meets certain defined operating standards. The Company believes that the operating standards of a fully functioning Unified Messaging system have not been met as yet. To fund part of these contracted purchases, Glenayre retained $800,000 of the proceeds from the issuance of the stock in an escrow account. As at September 30, 2001, Glenayre owned 364,439 shares of common stock representing approximately 8% of the outstanding common stock of the Company.

     During fiscal 2001, the Company has purchased $763,000 of equipment from Glenayre towards satisfying this obligation. This amount been offset against the balance of prepaid equipment costs.

     Assuming that Glenayre does deliver a system that meets the specifications in the volume purchase agreement, the Company's ability to satisfy its purchase obligations will depend upon the future availability of additional debt and equity capital. As at September 30, 2001, the Company's outstanding obligation to purchase equipment from Glenayre was approximately $1,737,000. Management of the Company believes its relationship with Glenayre continues to be excellent and foresees no difficulty in negotiating a satisfactory amendment to the agreement if that proves necessary.

6. PROPERTY AND EQUIPMENT:

     Property and equipment comprise the following as of September 30, 2001:

Motor vehicles..................................................     $   137,161
Plant and equipment.............................................          50,132
Computer equipment..............................................       1,930,168
Furniture and fixtures..........................................         330,449
Leasehold improvements..........................................         258,286
Voice messaging equipment.......................................       4,539,839
                                                                     -----------
                                                                       7,246,035
Impairment......................................................      (1,236,908)
Accumulated depreciation........................................      (1,540,275)
                                                                     -----------
                                                                     $ 4,468,852
                                                                     ===========

         During the year ended September 30, 2001 the estimated future undiscounted cash flow associated with the Hellyer, One Touch and VoiceLink Florida businesses was estimated to be less than the carrying value of their tangible and intangible assets and accordingly the value of their fixed assets were written down by $1,236,908 to the value of their estimated discounted future cash flow. Forecast future cash flows were discounted at 35% to arrive at their estimated net present value to the Company.

         In July 2001, 125,000 Telecommunications shares with a market value of $525,000 were issued as consideration for the design and implementation of accounting and CRM computer software. As this project was not completed before the end of fiscal 2001 the value of this software has been recorded at the market value of the stock at September 30, 2001 - $251,250. Subsequent to September 30, 2001 the market value of stock issued has continued to decline and consequently the carrying value of the software will need to be restated in fiscal 2002 (see Note 13).

     Depreciation expense for the years ended September 30, 2000 and 2001 was $452,729 and $746,560 respectively.


7. INTANGIBLE ASSETS:

     Intangible assets comprise the following as of September 30, 2001:

Goodwill .......................................................     $ 2,815,490
Subscriber accounts ............................................       5,520,589
Non-compete agreement ..........................................         864,733
Consulting agreement ...........................................         275,892
                                                                     -----------
                                                                       9,476,704
Impairment......................................................      (4,445,042)
Amortization ...................................................      (3,088,713)
                                                                     -----------
                                                                     $ 1,942,949
                                                                     ===========

     During the year ended September 30, 2001 the estimated future undiscounted cash flow associated with the Hellyer and One Touch businesses was estimated to be less than the carrying value of their intangible assets and accordingly they were written down by $4,145,472 to the value of their estimated discounted future cash flow. Forecast future cash flows were discounted at 35% to arrive at their estimated net present value to the Company.

     Amortization expense for the years ended September 30, 2000 and 2001 was $998,366 and $1,734,710 respectively.

8. NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt consist of the following as of September 30, 2001:

          Line-of-credit to a commercial lender (the 'Westburg Loan') for $2,100,000.

          Interest charged at 3% above prime (9% per annum as of September 30, 2001), with monthly payments of interest only through October 2001, after which date monthly principal and interest payments are to be made on the basis of a 10-year amortization with all unpaid principal and accrued interest due October 2003.

          This note is collateralized by all the assets of Communications and certain assets of Telecommunications.

          Under the terms of the Westburg Loan, the Company is required to maintain certain financial ratios and has certain other restrictions including limits on total indebtedness, payment of dividends, and capital expenditures.

          For the six months ended September 30, 2001, the Company was in compliance with these covenants.

          However, the Company was in breach of these covenants for the quarters ending December 31, 2000 and March 31, 2001. No waiver has been issued for these breaches.

          Accordingly, because of this uncured breach of covenants the Company has classified the entire balance of the Westburg loan as a short-term liability.

          Westburg further believes that the loan is in default due to the non-affirmation of personal guarantees by two directors. The note was initially personally guaranteed by two directors of the Company. On
          November 17, 1999 an amended promissory note was signed which makes no reference to personal guarantees. Management of the Company and the directors believe that the personal guarantees were removed at this stage. Westburg does not believe that these personal guarantees have been removed and the issue continues to be in dispute between the parties.

          Although the Company's negotiations to obtain a waiver of the covenant defaults from Westburg have been unsuccessful and there can be no assurance regarding any action Westburg may take in the future,
          Westburg has given no indications that they intend to take any action that would accelerate the loan at this time and commence collection of
          the loan.                                                                 $ 2,100,000

          The Company has entered 15 leasing and loan arrangements to finance or refinance the purchase of fixed assets.

          The term of the financing is from 36 to 60 months at interest rates of between 9.25% and 11% per annum collateralized by the underlying assets. Approximately $850,000 of certain capital lease and loans have cross default provisions. As a result of non-compliance with these cross default provisions arising from our default on the Westburg loan, approximately $500,000 has been classified as a current obligation
          that would otherwise be long-term.............................              2,948,673
                                                                                      5,048,673
          Less current portion..........................................             (3,085,187)
                                                                                    -----------
                                                                                    $ 1,963,486
                                                                                    ===========

     Principal payments on the above obligations at September 30, 2001 are due as follows:

          2002..........................................................            $ 3,585,187
          2003..........................................................                784,199
          2004..........................................................                587,935
          2005..........................................................                 91,352
          2006..........................................................                     --
          Thereafter....................................................                     --
                                                                                    -----------
                                                                                    $ 5,048,673
                                                                                    ===========

9. ACCRUED LEASE COSTS

         Effective March 9, 2001, the Company terminated the operations of its centralized residential telemarketing center in Indianapolis. As a result of terminating these operations, the Company holds approximately 17,000 square feet of excess office space on a lease with four years outstanding. Accordingly, the Company has accrued in full for its best estimate of the likely costs totaling $983,000 that it will incur under the lease taking into consideration its ability to sublease the office space in current economic conditions.

10. COMMITMENTS:

     The Company leases certain equipment under lease agreements classified as operating leases. Minimum future equipment and office rental payments are as follows:

                                                          OPERATING    CAPITAL
                                                          ---------    -------
2002...............................................     $   654,413   $  536,602
2003...............................................         605,512      507,792
2004...............................................         593,814      375,729
2005...............................................         394,046       42,615
2006...............................................          21,139           --
Thereafter.........................................              --           --
                                                        -----------   ----------
                                                        $ 2,268,924    1,462,738
                                                        ===========
Less imputed interest                                                   (206,586)
                                                                      ----------
Capital lease principal included in Note 8                             1,256,152
                                                                      ==========

This table does not reflect the reclassification of approximately $500,000 of certain capital leases to short-term liabilities due to the non-compliance with cross default provisions of the agreements arising from the Company's default on the Westburg loan.

     Rent expense for the years ended September 30, 2000 and 2001 was $351,589 and $604,288 respectively.

11. STOCKHOLDERS' EQUITY:

     Preferred Stock -- The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

     Common Stock -- As described in Note 3, during the year ended September 30, 2000, the Company issued common stock in connection with four acquisitions and related consulting and non-compete agreements.

     During fiscal 2000, 40,483 shares of common stock were issued for $105,235 under the terms of the Company's approved stock option plan.

     On June 30, 2000, 104,439 shares of common stock, together with a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $14.3625, were issued to Glenayre for a total purchase price of $1 million. As part of this transaction, the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre over the next three years at standard list price. To fund part of these contracted purchases, Glenayre retained $800,000 of the $1 million stock purchase consideration in an escrow account (see Note 5).

     During fiscal 2001, the Company issued a total of 302,360 shares of common stock with a value of $894,261 as follows:

     o 125,000 shares of common stock, with a value at September 30, 2001 of $251,250, were issued as part consideration for the design and implementation of accounting and CRM software (see Note 6). As this project was not completed at the end of fiscal 2001, the value of these shares of common stock will be adjusted in fiscal 2002 to reflect the market value of these shares of common stock at the date when the project is completed (see Note 13).

     o 60,000 shares of common stock, with a value of $252,000, were issued in respect of the acquisition of subscriber accounts from Amerivoice (see Note 3).

     o 50,000 shares of common stock, with a value of $231,250, were issued in respect of marketing services provided to the Company.

     o 42,000 shares of common stock, with a value of $109,360 were issued to a number of consultants and advisors in respect of the Company's unsuccessful attempts to raise equity during the course of the year.

     o 25,000 shares of common stock, with a value at September 30, 2001 of $50,250, were issued in respect to the purchase of subscriber accounts. As this transaction was not completed at the end of fiscal 2001, the value of these shares of common stock will be adjusted in fiscal 2002 to reflect the market value of these shares of common stock at the date when the transaction is completed. As the market value of the Company's common stock has declined subsequent to the end of fiscal 2001, the value of common stock issued and the carrying value of the subscriber accounts in question will need to be reduced in fiscal 2002 (see Note 13).

     o 360 shares of common stock, with a value of $152, were issued in respect of the exercise of employee stock options.

     Note Receivable -- During fiscal 2001, a note receivable to the former owner of Hellyer has been reclassified from other assets to a contra equity account (see Note 4).

     Warrants -- The Company has granted warrants , which are summarized as follows:

                                                               2000                     2001
                                                        --------------------   ---------------------
                                                                    WEIGHTED                WEIGHTED
                                                                    AVERAGE                 AVERAGE
                                                          NUMBER    EXERCISE      NUMBER    EXERCISE
                                                        OF SHARES    PRICE      OF SHARES    PRICE
                                                        ---------   --------   ----------   --------

Outstanding, beginning of year......................    1,022,160   $   7.64    1,172,160   $  8.24
   Granted                                                 40,000      14.00           --        --
   Granted                                                 40,000      18.20           --        --
   Granted                                                 40,000      22.40           --        --
   Granted                                                 30,000      25.00           --        --
   Granted                                                150,000    14.3625           --        --
   Cancelled                                              (40,000)     14.00           --        --
   Cancelled                                              (40,000)     18.20           --        --
   Cancelled                                              (40,000)     22.40           --        --
   Cancelled                                              (30,000)     25.00           --        --
                                                       ----------               ---------
Outstanding, end of year............................    1,172,160    $  8.24    1,172,160   $  8.24
                                                       ==========               =========
Vested, end of year                                     1,172,160               1,172,160

         The weighted average contractual life for all warrants as at September 30, 2001 was approximately one year, with exercise prices ranging between $4.17 and $14.3625.

     During fiscal 1998, the Company issued "A" warrants for the purchase of 36,000 shares of common stock to an entity in consideration for converting part of its debt with the Company into 72,000 shares of common stock. These warrants were due to expire May 2001 but were subsequently extended to December 31, 2001 and are exercisable at $4.17 per share.

     The Company also issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan (see
Note 8). The expiration date of the warrant will be earlier of (i) the date all amounts are repaid under the Westburg Loan, (ii) the date of the sale of the Company or substantially all of its assets, (iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for common stock of the Company at a price greater than $8.17 per share, or (iv) October 21, 2003. The warrant is exercisable at $4.17 per share.

     In connection with the private placement and debt conversion in November 1998, the Company issued "A" warrants to purchase 75,000 shares of common stock. These warrants are currently exercisable at $4.17 per share. The warrants were do to expire in May 2001 but were subsequently extended to December 31, 2001 and are redeemable under certain circumstances by the Company.

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

     Incentive and nonqualified stock options shall be granted at fair market value, to be determined by the Board of Directors, at the date of grant (except for holders of more than 10% of common stock, in which case the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options shall not exceed ten years and the vesting date is determined by the Board of Directors. As of September 30, 2001, the Company had granted options under the Plan to purchase 799,580 shares, of which 91,603 options have been exercised and 188,850 have been forfeited or canceled. The following is a table of activity under the Plan:

                                                             2000                           2001
                                                 ----------------------------   ----------------------------
                                                                   WEIGHTED                       WEIGHTED
                                                                   AVERAGE                        AVERAGE
                                                    NUMBER         EXERCISE        NUMBER         EXERCISE
                                                  OF SHARES         PRICE        OF SHARES         PRICE
                                                 ------------    ------------   ------------    ------------

Outstanding, beginning of year ...............        210,630    $      4.207        465,887    $       7.95
Granted at a price equal to fair value:
  Employees and others .......................         20,000           6.625        174,000            4.06
  Employees and others .......................        151,000            8.50             --              --
  Employees ..................................         20,000            9.35         30,000            4.19
  Employees ..................................        126,750           12.00             --              --
Exercised ....................................        (40,483)           2.60           (360)           0.42
Forfeited/Canceled ...........................        (22,010)           9.08       (150,400)           8.34
                                                 ------------                   ------------
Outstanding, end of year .....................        465,887    $       7.95        519,127    $       6.34
                                                 ============                   ============
Exercisable at end of year ...................        111,292                        258,993

     The weighted average fair value of options granted during fiscal 2000 and 2001 was $2.45 and $1.02, per share, respectively. For all options granted, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

     A summary of stock options outstanding at September 30, 2001 follows:

             OUTSTANDING STOCK OPTIONS                 EXERCISABLE STOCK OPTIONS

                               WEIGHTED     WEIGHTED                   WEIGHTED
                               AVERAGE      AVERAGE                     AVERAGE
    RANGE OF        NUMBER    REMAINING     EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES   OF SHARES  LIFE (YEARS)    PRICE       OF SHARES       PRICE
---------------   ---------  ------------   --------   ------------    ---------

$  0.01 - $ 0.99    40,405           5.3     $ 0.02          40,405    $    0.02
$  2.00 - $ 2.99     2,250           6.8       2.45           2,250         2.45
$  4.00 - $ 4.99   179,620           9.1       4.09          16,320         4.17
$  6.00 - $ 6.99   114,352           7.8       6.45          91,018         6.42
$  8.00 - $ 8.99    92,000           8.2       8.50          43,500         8.50
$  9.00 - $ 9.99    20,000           8.3       9.35          20,000         9.35
$ 12.00 - $12.99    70,500           8.5      12.00          45,500        12.00
----------------  --------    ----------     ------    ------------    ---------
$  0.01 - $12.99   519,127           8.2     $ 6.34         258,993    $    6.80
                  ========    ==========     ======    ============    =========

         The weighted average contractual life for all options as of September 30, 2001 was approximately 8 years 3 months, with the exercise prices ranging from $0.017 to $12.00. At September 30, 2001, options for 258,993 shares were exercisable and options for the remaining shares become exercisable pro rata through March 2004. If not previously exercised, options outstanding at September 30, 2001, will expire as follows:

                                                                                  WEIGHTED
                                                                 NUMBER           AVERAGE
                                                                   OF             EXERCISE
 FISCAL YEAR                                                     SHARES            PRICE
-----------------                                            --------------    --------------
2004......................................................           10,000    $         6.00
2007......................................................           40,405              0.02
2008......................................................           18,570              3.96
2009......................................................           84,352              5.99
2010 .....................................................          202,500              9.62
2011......................................................          163,300              4.08
                                                             --------------
                                                                    519,127    $         6.34
                                                             ==============

     Pro Forma Stock-Based Compensation Disclosures -- The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amount indicated below.

                                                                  2000               2001
                                                             --------------    --------------
Net income (loss) applicable to common shareholders:
As reported ..............................................   $     (129,206)   $  (10,505,739)
Pro forma ................................................         (759,359)      (10,876,008)
Net income (loss) per common share:
As reported ..............................................   $        (0.03)   $        (2.51)
Pro forma ................................................            (0.19)            (2.60)

     The fair value of each employee and non-employee option granted in fiscal year 1999 and 2000, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  2000              2001
                                                             --------------    --------------
Expected volatility.......................................        38.7-50.9%        40.6-52.9%
Risk-Free interest rate...................................              6.5%             6.03%
Expected dividends........................................                0%                0%
Expected terms (in years).................................              1-3               1-3

12. INCOME TAXES:

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:

                                                                  2000              2001
                                                             --------------    --------------
Statutory rate............................................            (34.0)%           (34.0)%
State income taxes, net of Federal income tax benefit.....             (3.3)%            (3.3)%
Increase (reduction) in valuation allowance related To
  net operating loss carry forwards and change in
  temporary differences...................................             47.3%             37.3%
                                                             --------------    --------------
                                                                         10%                0%
                                                             ==============    ==============

     The components of the net deferred tax asset recognized as of September 30 are as follows:

                                                             2000            2001
                                                         ------------    ------------
Current deferred tax asset (liabilities):
  Prepaid expense ....................................   $   (158,000)   $     (8,000)
  Allowance for doubtful account .....................         56,000          82,000
  Other ..............................................          9,000         (22,000)
  Valuation allowance ................................             --         (52,000)
                                                         ------------    ------------
          Net current deferred tax liability .........        (93,000)             --
                                                         ------------    ============
Long-term deferred tax assets (liabilities):
  Net operating loss carryforwards ...................      1,080,000       2,893,000
  Long lived assets ..................................        118,000       2,040,000
  Pooling expenses ...................................         45,143              --
  Capitalized subscriber accounts ....................       (251,000)       (565,000)
  Other ..............................................         23,000              --
  Valuation allowance ................................       (922,143)     (4,368,000)
                                                         ------------    ------------
          Net long-term deferred tax asset ...........         93,000              --
                                                         ------------    ------------
          Total deferred tax assets (liabilities) ....   $         --    $         --
                                                         ============    ============

     The Company currently has a net operating loss carryforward for Federal tax purposes of approximately $7,757,000, which, unless utilized, expires from 2011 through 2021. Certain of the loss carryforwards will be subject to restrictions after completion of the public offering in 1999.

13. SUBSEQUENT EVENTS:

     In October 2001 the Company entered into a sub-lease for approximately 16,956 square feet of its Indianapolis facility with DSI, Inc. The sublease is for a period of 42 months commencing November 1, 2001 at a monthly rate of $17,265 and may be terminated at the option of the sub-tenant on 12-month written notice in the event that the sub-tenant is acquired.

     In November 2001 the Company entered into a five-year equipment lease finance agreement with Network Leasing for $75,000.

     In December 2001 the Company entered into a $300,000 receivable financing facility with CS Capital, Inc. At December 31, 2001 the Company had drawn $220,000 on this facility.

     Subsequent to the end of fiscal 2001, the market value of the Company's common stock has declined significantly from $2.01 to $0.42 at December 31, 2001. This decline impacts the carrying value of a number of the assets held by the Company at September 30, 2001:

     o the value of the note receivable secured by 150,000 shares of the Company's common stock (see Note 4),

     o the value of computer software acquired for 125,000 shares of the Company's common stock (see Note 6),

     o and the value of a prepayment for subscriber accounts of 25,000 shares of the Company's common stock.

          The impact of the decline in the market value of the Company's common stock will be to reduce the carrying value of these assets by approximately $460,000 which will be recognized in fiscal 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MULTI-LINK TELECOMMUNICATIONS, INC.

Date: December 28, 2001
                                  By: /s/ NIGEL V. ALEXANDER
                                      ------------------------------------------
                                      Nigel V. Alexander
                                      Chief Executive Officer,
                                      Treasurer, Secretary and Director

     In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                   TITLE                            DATE
             ---------                   -----                            ----

/s/ NIGEL V. ALEXANDER            Chief Executive Officer           December 28, 2001
--------------------------        Treasurer, Secretary and
Nigel V. Alexander                Director (Principal Executive
                                  Officer)

/s/ SHAWN B. STICKLE              President and Director            December 28, 2001
--------------------------
Shawn B. Stickle

/s/ DAVID J. CUTLER               Chief Financial Officer           December 28, 2001
--------------------------        (Principal Financial and
David J. Cutler                   Accounting Officer)

/s/ R. BRAD STILLAHN              Director                          December 28, 2001
--------------------------
R. Brad Stillahn

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION AND METHOD OF FILING
-------             --------------------------------

  3.1      --       Restated Articles of Incorporation filed on May 18, 1998.(1)
  3.2      --       Amendments to Restated Articles of Incorporation filed on
                    February 2, 1999.(1)
  4.4      --       Form of Warrant Agreement between the Registrant and
                    American Securities Transfer & Trust, Inc.(1)
  4.5      --       Form of Escrow Agreement.(1)
  4.6      --       Forms of Lock-Up Agreements.(1)
  4.7      --       Form of Representative's Option for the Purchase of
                    Units.(1)
  4.8      --       Form of Warrant Exercise Fee Agreement between Schneider
                    Securities, Inc., American Securities Transfer & Trust, Inc.
                    and the Registrant.(1)
  4.9      --       Amendment to Borrowing Agreement dated April 15, 1999
                    between Westburg Media Capital L.P., the Registrant and
                    Multi-Link Communications, Inc.(1)
  4.10     --       Registration Rights Agreement dated April 15, 1999 between
                    Westburg Media Capital L.P. and the Registrant.(1)
  4.11     --       Common Stock Purchase Warrant entitling Glenayre
                    Technologies, Inc. to purchase 100,000 shares of Multi-Link
                    Common Stock.(5)
  4.12     --       Registration Rights Agreement dated as of June 30, 2000
                    between the Registrant and Glenayre Technologies, Inc.(5)
 10.1      --       Stock Option Plan.(1)
 10.2      --       First Amendment to Stock Option Plan.(1)
 10.3      --       Agreement dated January 1, 1999, between the Registrant and
                    Telcom Sales Associates, Inc. as amended on February 3,
                    1999.(1)
 10.5      --       US West Communications Digital Switched Service Rate
                    Stability Plan Agreements.(1)
 10.6      --       Consulting Agreement between the Registrant and Octagon
                    Strategies, Inc.(1)
 10.7      --       Employment Agreement between the Registrant and Shawn B.
                    Stickle.(1)
 10.8      --       Lease Agreement dated March 29, 1999 between the Registrant and Lakeside Holdings, L.L.C., as amended.(1)
 10.9      --       Promissory Note dated September 30, 1998 from Registrant to
                    Octagon Strategies, Inc.(1)
 10.10     --       Promissory Note dated September 30, 1998 from Registrant to
                    Shawn B. Stickle.(1)
 10.11     --       Promissory Note dated April 14, 1999 from Registrant to
                    Westburg Media Capital, L.P.(1)
 10.12     --       Agreement for Sale and Purchase of Assets and Exhibits A and
                    B dated September 17, 1999 by and among Hellyer
                    Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
                    Telecommunications, Inc., and HC Acquisition Corp.(3)
 10.13     --       Consulting Agreement dated September 17, 1999 by and among
                    Hellyer Communications, Inc. and HC Acquisition Corp.(3)
 10.14     --       Amended and Restated Asset Purchase Agreement dated November
                    17, 1999 by and among Hellyer Communications, Inc., Jerry L.
                    Hellyer, Sr., Multi-Link Telecommunications, Inc. and
                    Hellyer Communications Services, Inc. (without exhibits).(4)
 10.15     --       Loan Agreement dated November 17, 1999 by and between
                    Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                    Sr.(4)
 10.16     --       Promissory Note dated November 17, 1999 by and between
                    Multi-Link Telecommunications, Inc. and Jerry L. Hellyer,
                    Sr.(4)
 10.17     --       Pledge and Security Agreement by and between Multi-Link
                    Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)
 10.18     --       Purchase Agreement dated November 22, 1999 by and between
                    B.F.G of Illinois, Inc., Multi-Link Telecommunications, Inc.
                    and Hellyer Communications Services, Inc.(8)
 10.19    --        Asset Purchase Agreement dated December 22, 1999 by and
                    among One Touch Communications, Inc., David G. Webster, Eric
                    C. Beguelin, Multi-Link Telecommunications, Inc. and One
                    Touch Communications, Inc.(8)

EXHIBIT
NUMBER              DESCRIPTION AND METHOD OF FILING
-------             --------------------------------

 10.20    --        Stock Purchase Agreement dated March 25, 2000 by and among
                    Multi-Link Telecommunications, Inc., VoiceLink, Inc., L. Van
                    Page and Larry Mays (without exhibits).(5)
 10.21    --        Registration Rights Agreement dated March 31, 2000 by and
                    among L. Van Page, Larry Mays, Nigel V. Alexander, Shawn B.
                    Stickle and Multi-Link Telecommunications, Inc.(5)
 10.22    --        Letter of Intent by and between Multi-Link
                    Telecommunications, Inc. and Glenayre Technologies, Inc.
                    dated as of May 17, 2000.(6)
 10.23    --        Securities Purchase Agreement dated as of June 30, 2000
                    between Multi-Link Telecommunications, Inc. and Glenayre
                    Technologies, Inc.(7)
 10.24    --        Volume Purchase Agreement dated as of June 30, 2000 between
                    Multi-Link Telecommunications, Inc. and Glenayre
                    Electronics, Inc.(7)
 10.25    --        Form of Exercise Fee Agreement.(2)
 16       --        Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley &
                    Associates, PC resigned as Registrant's principal
                    independent accountants.(1)
 21       --        Subsidiaries of the Registrant.(8)
 23.1     --        Consent of HEIN + ASSOCIATES LLP.


----------

(1) Incorporated by reference to the exhibits contained in the Registrant's Registration Statement on Form SB-2 filed on February 24,1999 (No. 333-72889).

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