Form 10QSB
period 2001-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2002-02-13
CIK 1072313

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 0 - 26013

                      MULTI-LINK TELECOMMUNICATIONS, INC.

                   -----------------------------------------

        (Exact name of small business issuer as specified in its charter)

         COLORADO                                           84-1334687
--------------------------------               ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

          CLASS                                OUTSTANDING FEBRUARY 13, 2001
--------------------------                     -----------------------------
COMMON STOCK, NO PAR VALUE                            4,447,010 SHARES

          Transitional Small Business Disclosure format: Yes [ ] No [X]

                                      INDEX

MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                       PAGE
Consolidated Balance Sheet December 31, 2001.                                      3

Consolidated Statements of Operations and Comprehensive Income -                   4
Three Months Ended December 31, 2001 and 2000.

Consolidated Statement of Cash Flows - Three Months ended December 31,             5
2001 and 2000.

Notes to Consolidated Financial Statements.                                        6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                    10



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                               17
Item 2.           Changes in Securities and Use of Proceeds.                      17
Item 3.           Defaults on Senior Securities                                   17
Item 4.           Submission of Matters to a Vote of Security Holders             17
Item 5.           Other Information                                               17
Item 6.           Exhibits and Reports on Form 8-K.                               17

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                  DECEMBER 31,
                                                                                                      2001
                                                                                                  ------------
ASSETS

CURRENT ASSETS
                Cash & Cash Equivalents                                                           $    173,374
                Accounts Receivable, net of allowance for doubtful accounts of $188,448                698,405
                Tax Receivable                                                                          13,167
                Inventory                                                                               32,632
                Prepaid Expenses                                                                       147,956

                                                                                                  ------------
                                Total Current Assets                                                 1,065,534


PROPERTY & EQUIPMENT NET                                                                             4,183,948

OTHER ASSETS
                Prepaid Equipment                                                                       43,039
                Deferred Costs and Other                                                               103,493
                Intangible Assets, net of amortization and impairment of $5,251,262                  1,693,639

                                                                                                  ------------
TOTAL ASSETS                                                                                      $  7,089,653
                                                                                                  ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                Accounts Payable                                                                  $    616,335
                Accrued Expenses                                                                       691,861
                Accrued Lease Expenses                                                                  96,844
                Customer Deposits                                                                       78,130
                Deferred Revenue                                                                       248,134
                Notes Payable and Current Portion of Long -Term Debt                                 3,814,821

                                                                                                  ------------
                                Total Current Liabilities                                            5,546,125

LONG-TERM DEBT, NET OF CURRENT PORTION                                                               1,301,906
ACCRUED LEASE EXPENSES, NET OF CURRENT PORTION                                                         721,991

STOCKHOLDERS' EQUITY
                Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued
                Common Stock no par value: 20,000,000 shares authorized, 4,447,010
                shares issued and outstanding                                                       12,549,259

                Note Receivable                                                                        (44,000)

                Accumulated Deficit                                                                (12,985,628)


                                                                                                  ------------
                                Total Stockholders' Equity                                            (480,369)

                                                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $  7,089,653
                                                                                                  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                              DECEMBER 31,      DECEMBER 31,
                                                                                  2001              2000
                                                                              ------------      ------------
NET REVENUES                                                                  $  2,369,560      $  3,031,847

COST OF SERVICES AND PRODUCTS                                                      570,556           790,747
                                                                              ------------      ------------
GROSS MARGIN                                                                     1,799,004         2,241,100


EXPENSES
            Sales & Advertising Expenses                                           192,995           816,644
            General & Administrative Expenses                                    1,441,919         1,585,741
            Write down of intangible and other assets due to estimated
            impairment in value                                                    209,071                --
            Depreciation                                                           126,496           179,065
            Amortization                                                           263,811           309,440
                                                                              ------------      ------------
                     Total Expenses                                              2,234,292         2,890,890

LOSS FROM OPERATIONS                                                              (435,288)         (649,790)

INTEREST INCOME (EXPENSE) NET AND OTHER                                           (196,538)         (142,585)

                                                                              ------------      ------------
LOSS BEFORE INCOME TAXES                                                          (631,826)         (792,375)

PROVISION FOR INCOME TAXES                                                          (1,275)          (15,151)

                                                                              ------------      ------------
NET LOSS                                                                      $   (633,101)     $   (807,526)

UNREALIZED PROFIT ON INVESTMENTS AVAILABLE FOR SALE                                     --             1,758
                                                                              ------------      ------------
COMPREHENSIVE LOSS                                                            $   (633,101)     $   (805,768)
                                                                              ============      ============

NET LOSS PER COMMON SHARE
              Basic                                                           $      (0.14)     $      (0.20)
              Diluted                                                         $      (0.14)     $      (0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
              Basic                                                              4,404,619         4,084,861
              Diluted                                                            4,404,619         4,084,861

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                         DECEMBER 31,      DECEMBER 31
                                                                             2001              2000
                                                                         ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS                                                                 $   (633,101)     $   (807,526)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
         Depreciation and Amortization                                        390,307           488,505
         Write Off of Intangible and Other Assets due to Estimated            209,072                 0
         Impairment in Value
         Amortization of Debt Discount and Issuance Costs                       4,821             4,543
         Issue of Stock for Services                                           21,000                 0
         Loss on Disposal Fixed                                                28,861                 0
         Assets
         Bad Debt Expense                                                     (31,175)          190,632

CHANGES IN OPERATING ASSETS & LIABILITIES
         (Increase)/Decrease in Accounts Receivable                           108,559          (264,606)
         (Increase)/Decrease in Inventory                                       1,070            (7,807)
         (Increase)/Decrease in Prepayments                                   (32,569)           55,534
         Increase/(Decrease) in Accounts Payable                             (250,640)         (374,929)
         Increase/(Decrease in Accrued Expenses                               (18,438)           54,292
         Increase/(Decrease) in Deferred Revenue                               20,709            (1,224)
                                                                         ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                        (181,524)         (662,586)

CASH FLOW FROM INVESTING ACTIVITIES
         Purchase of Subscriber Accounts                                      (65,568)          (37,162)
         Purchase of Fixed Assets                                             (11,003)         (112,926)
         Advance on Note Receivable                                                 0            (9,452)
         (Purchase)/Sale of Marketable Securities                                   0            (3,627)
         Proceeds from sale of fixed assets                                    19,300                 0
         Deferred Equity Costs                                                      0           (22,241)
         Purchase of Amerivoice Subscriber Base                                     0           (75,000)
                                                                         ------------      ------------
                  Total Cash Flow used in Investing Activities                (57,271)         (260,408)

CASH FLOW FROM FINANCING ACTIVITIES
         Proceeds from Issue of Stock Options                                       0               151
         Advances under Notes Payable                                         220,911           946,597
         Payments of Notes Payable                                           (257,857)         (186,905)
         Customer Deposits                                                       (302)           (5,565)
                                                                         ------------      ------------
                  Total Cash Flow provided by Financing Activities            (37,248)          754,278

INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS                               (276,043)         (168,716)

Cash and Cash Equivalents at the beginning of the period                      449,417           661,713
                                                                         ------------      ------------
Cash and Cash Equivalents at the end of the period                       $    173,374      $    492,997
                                                                         ============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                                   $    178,106      $    123,807
                                                                         ------------      ------------
Cash paid for taxes                                                      $        525      $     35,500
                                                                         ------------      ------------
Unrealized profit on marketable securities                               $          0      $      1,758
                                                                         ------------      ------------
Fixed assets purchased through debt                                      $     75,000      $          0
                                                                         ------------      ------------
Fixed assets purchased through prepaid equipment costs                   $          0      $    643,179
                                                                         ------------      ------------

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Multi-Link Telecommunications, Inc. (`the Company') have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. These statements should be read in conjunction with the consolidated financial statements and related notes contained in our latest Form 10-KSB that includes audited financial statements for the years ended September 30, 2001 and 2000.

NOTE 2            LIQUIDITY

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company reported significant losses in fiscal 2001 ($10,505,739), further losses in the three months ended December 31, 2001 ($633,101) and has negative working capital of $4,480,591 as at that date. $2,077,000 of this negative balance relates to a loan from Westburg Media Capital LLP (`the Westburg loan') which is not due for repayment until October 2003, but which has been classified as a short-term liability as the Company breached certain financial covenants relating to the loan in fiscal 2001 and the three months to December 31, 2001 and no formal waiver has been issued by Westburg in respect of these breaches. An additional $473,000 of the negative working capital balance is the result of reclassifying the long-term portion of certain loans and capital leases as a current liability due to non-compliance with the cross default provisions within these agreements arising from the default on the Westburg loan.

    Since April 1, 2001 the Company has generated positive earnings before interest, tax, depreciation and amortization (`EBITDA'). However, the Company's level of EBITDA is declining as customer attrition continues to exceed the level of new sales. Consequently the current cash and cash generated from operations will be insufficient to meet presently scheduled debt repayments or to substantially reduce other liabilities in the next twelve months.

    A major lender (Westburg) has also formally notified the Company that it is in default on $2,077,000 of debt, as a result of debt covenant violations in the six months ended March 31, 2001 and for the three months ended December 31, 2001. While Westburg has not called this note, it has also not waived these debt covenant violations.

    Certain loans and capital leases have cross default provisions as part of their terms. As a result of the Westburg loan default, the Company was not in compliance with these cross default provisions and the lenders have the right to call these obligations in default. Even though these lenders have not declared a default, the entire balance of these obligations has been classified as a current liability.

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

NOTE 3            BASIS OF CONSOLIDATION

         On November 19, 1999, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer had been a provider of business messaging services since 1969, and had over 40,000 subscribers in Indianapolis, Chicago and Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The purchase price was $1.1 million in cash and the assumption of approximately $2.9 million in liabilities. Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999. During the course of fiscal 2000, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi - Link Communications, LLC

         On November 29, 1999, Hellyer Communications Services, Inc., acquired 9,416 residential voice-messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $258,320 in cash and common stock (2,220 shares) with a market value at the date of issuance of $20,535. The revenues and expenses of these accounts have been consolidated with those of Multi-Link Telecommunications, Inc., effective November 29, 1999.

         On January 6, 2000, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, One Touch Communications, Inc., acquired the business and substantially all the assets of One Touch Communications, Inc., a provider of advanced voice messaging services to businesses in Raleigh, North Carolina. The transaction was accounted for using the purchase method of accounting and resulted in $2.84 million of goodwill representing the excess of the purchase price over the fair market value of net assets acquired. The purchase price was $3.19 million, $1.17 million in cash and restricted common stock (246,718) with a market value at date of issuance of $2.02 million. The sellers agreed to hold the common stock for up to two years from the date of closing, although these shares have subsequently been sold through private placement. The results of the One Touch business have been consolidated with those of Multi-Link Telecommunications, Inc. effective January 6, 2000.

         On March 31, 2000, Multi-Link Telecommunications, Inc., acquired 100% of the outstanding capital stock of VoiceLink Inc., a provider of advanced voice messaging services to businesses in Atlanta, Georgia. The purchase price was $4.88 million paid through the issue of restricted common shares (406,488) at a price of $12.00 per share. The acquisition was accounted for as a pooling of interests.

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

4.       NOTE RECEIVABLE:

    As part of the Company's acquisition of Hellyer (see Note 3), the Company advanced $300,000 on a note receivable to the former owner of Hellyer. The loan originally accrued interest at prime rate plus 3% and was repayable in full, interest and principal, on December 31, 2000 and is collateralized by 150,000 common shares of the Company.

    On November 14, 2000, the debtor under the note receivable filed for bankruptcy under Chapter 11, which is an event of default under the note receivable. Consequently the interest rate charged on the loan increased to a default rate of 18% and the legal costs and certain marketing costs authorized by the bankruptcy court have been added to the balance of the note receivable. As at December 31, 2001 the balance of principal, interest and costs totaled $441,000.

    As at December 31, 2001 the market value of the security for the loan was estimated at $44,000. Consequently the Company has made a provision of $397,000 against the carrying value of the note receivable. In addition the Company has reclassified the note receivable from Other Assets to a Contra Equity account.

    Subsequent to December 31, 2001 the market value of the underlying security for the note receivable has continued to decline and a further provision against the carrying value of the note receivable will be required in fiscal 2002 (see note 10).

    The Company intends to sell the underlying security in the near term.

5.       PREPAID EQUIPMENT:

    As part of the private placement of shares to Glenayre Technologies, Inc. (Glenayre) on June 30, 2000 the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre by June 30, 2003, at standard list price, provided that Glenayre delivered a fully functioning Unified Messaging system that meets certain defined operating standards. The Company believes that the operating standards of a fully functioning Unified Messaging system have not been met as yet. To fund part of these contracted purchases, Glenayre retained $800,000 of the proceeds from the issuance of the stock in an escrow account. As at December 31, 2001 Glenayre owned 364,439 shares of common stock representing approximately 8% of the outstanding common stock of the Company.

    As at December 31, 2001, the Company has purchased $763,000 of equipment from Glenayre towards satisfying this obligation. This amount has been offset against the balance of prepaid equipment costs.

    Assuming that Glenayre does deliver a system that meets the specifications in the volume purchase agreement, the Company's ability to satisfy its purchase obligations will depend upon the future availability of additional debt and equity capital. As at December 31, 2001, the Company's outstanding obligation to purchase equipment from Glenayre was approximately $1,737,000.In its current financial position the Company would be unable to satisfy this obligation and would need to attempt to negotiate an amendment to the agreement.

NOTE 6.  PROPERTY AND EQUIPMENT:

    In July 2001, 125,000 Company shares with a market value of $525,000 were issued as consideration for the design and implementation of accounting and CRM computer software. As this project was not completed by December 31, 2001 the value of this software purchased with this stock has been recorded at the market value of the stock at December 31, 2001 - $55,000. Subsequent to December 31, 2001 the market value of stock issued has continued to decline and consequently the carrying value of the software will need to be further reduced in fiscal 2002 (see note 10).

NOTE 7.  INTANGIBLE ASSETS:

    During the three months ended December 31, 2001 the estimated future undiscounted cash flow associated with the VoiceLink of Florida business was estimated to be less than the carrying value of its subscriber accounts and accordingly they were written down by $51,000 to the value of their estimated discounted future cash flow. Forecast future cash flows were discounted at 35% to arrive at their estimated net present value to the Company.

NOTE 8.  NOTES PAYABLE

         As of December 31, 2001, the Company was current on its obligations to all lenders but was not in compliance with debt covenants on its revolving working capital loan from Westburg. Westburg has issued no formal waiver in respect of these breaches and consequently the entire balance of the loan has been classified as current liability although the loan is not repayable in full until October 2003. An additional $473,000 of certain loans and capital leases have been reclassified from long-term liabilities to current liabilities due to non-compliance with the cross default provisions within these agreements arising from the default on the Westburg loan.

In November 2001 the Company entered into a $75,000, 60-month lease with interest at 17% to finance the purchase of accounting and CRM software.

In December 2001 the Company entered into a $300,000 receivable financing facility with CS Capital, Inc. At December 31, 2001 the Company had drawn $221,000 on this facility secured by $440,000 of residential customer receivables and pays interest at approximately 2.5% per month.

NOTE 9.  STOCKHOLDERS' EQUITY

         On December 4, 2001, 60,000 shares of common stock were issued for $21,000 in respect of marketing services provided to the Company.

NOTE 10. SUBSEQUENT EVENTS

         As at December 31, 2001 the Company's share price was $0.44. Since that date the Company's share price has fallen to approximately $0.14 cents. Unless the Company's share price recovers, as a consequence of this decline in its share price the Company will need to reduce the carrying value of certain of its fixed assets (see note 6) and a note receivable (see Note 4) by a further $82,500 in the fiscal quarter ended March 31, 2002.

         On February 12, 2002 the Company received notification of a lawsuit that had been filed on December 21, 2001 under the terms of the Workers Adjustment and Retraining Notification Act (`WARN') against one of its subsidiary companies, Hellyer Communications Services, Inc (`Hellyer'). The lawsuit alleges that a number of former employees of Hellyer had their employment terminated effective March 9, 2001 in contravention of the terms of WARN. At this point the Company has not had the opportunity to evaluate the lawsuit or to quantify the extent of any costs or potential liability relating to the lawsuit.

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

    Our strategy is to offer a total messaging solution that is custom designed to meet the specific needs of each customer. Our customers can begin with basic voice mail services, and then upgrade to more advanced services as their needs change, or as they become willing to consider more advanced and higher-priced messaging solutions. These messaging services comprise approximately 95% of our revenue and include:

    o basic automated voice mail services

    o call routing services

    o live operator answering services

    o automated messaging services that integrate voice and fax messages

    Beyond these core messaging services, provided we can obtain the necessary financial resources, we expect to expand our product line in 2002 with voice activated service access and unified messaging. "Unified messaging" is an electronic mailbox that can gather and store messages from home, office, and mobile devices. It can store voice messages, fax messages and Internet based e-mail messages. The mailbox can then replay these stored messages to different electronic devices including land line telephones, mobile phones and other mobile devices, computers and fax machines.

    In addition to messaging services, we also sell other services and products that link into our messaging services. In some cases, we act as agents for other telecommunications companies and receive sales commissions, and in other cases we purchase services and resell them to our customers. These products and services account for approximately 5% of our revenues. These services include:

    o pagers and paging services

    o mobile telephones and mobile telephone services

    o local dial tone services

    o long distance telephone service

    o telephone systems

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

    Since making substantial cost reductions in March 2001 we have generated positive EBITDA from our operating activities. However, the level of our EBITDA is declining as customer attrition continues to exceed the level of our new sales. Consequently we believe that current cash and cash generated from operations will be insufficient to meet our presently scheduled debt repayments over the next 12 months. We are taking several different actions to address the shortfall. These actions include proposed asset sales, operating cost reductions, proposals to lenders for reduced principal repayment schedules and additional capital and debt raising activities. Although there can be no assurance that any of these initiatives will provide us with adequate liquidity, we believe that a combination of these initiatives will likely allow us to continue to develop our business over the coming 12 months.

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

    On July 31, 2000, we entered into an agreement to acquire the Chicago base of residential voicemail customers of Amerivoice, Inc. Amerivoice transferred approximately 4,540 subscribers to us in November 2000. Total acquisition costs are yet to be finalized but should be approximately $102,000. The final acquisition price is contingent upon the successful completed transfer of telephony from Amerivoice, which is currently in progress. Annual revenues from these customers are expected to be approximately $180,000.

    In January 2001, we entered into an agreement to acquire the telephone answering service customers of N'Orbit in Indianapolis at a total cost of $39,870. We began billing these customers in February 2001 and the final payment for this acquisition was made in July 2001. Annual revenues from these customers are expected to be approximately $45,000.

    Effective March 1, 2001 we entered into a further agreement to acquire additional Chicago residential customers and the base of business voice mail customers of Amerivoice, Inc. in Milwaukee, Wisconsin. We also acquired certain fixed assets and voice messaging equipment in Milwaukee and Chicago. Approximately 9,600 residential customers and 420 business customers were transferred to us. The purchase price has yet to be finalized but is expected to be approximately $232,000, part of which has been paid through the issue of 60,000 shares of restricted common stock. The final acquisition price is contingent upon the successful completed transfer of telephony from Amerivoice, which is currently in progress.

    Once we have established a presence in any local market, we plan to make further acquisitions of basic voice messaging subscriber bases. In all cases, we will transfer the acquired customers to our Glenayre messaging systems and close the offices of the acquired business. To date we have completed three of these acquisitions.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000.

         The results for the quarter ended December 31, 2001 include the results for all the acquisitions described above for the periods stated.

         NET REVENUES. Net revenues for the quarter ended December 31, 2001 were $2,370,000 compared to $3,032,000 for the fiscal quarter ended December 31, 2000, a decrease of $662,000 or 22%. The revenue from our residential business declined by $459,000 or 15% due to the elimination of our residential sales force in March of 2001. The balance of the decline, $203,000 or 7%, arose from our B2B business where customer attrition was not offset by new sales.

         COST OF SERVICES AND PRODUCTS. Cost of services and products for the fiscal quarter ended December 31, 2001 was $571,000, compared to $791,000 for the fiscal quarter ended December 31, 2000, a decrease of $220,000 or 28%. $121,000 or 15% of the decline relates to reduced residential pager costs following the elimination of our residential sales force in March of 2001 and the remaining $99,000 or 13% arose from telephony savings generated from the reduced level of our revenue.

         GROSS PROFIT MARGIN. Gross margin for the fiscal quarter ended December 31, 2001 was $1,799,000 compared to $2,241,000 for the fiscal quarter ended December 31, 2000, a decrease of $442,000 or 20% due to the factors described above.

         GROSS PROFIT MARGIN PERCENTAGE. The overall gross profit margin increased to 76% for the three months ended December 31, 2001 from the 74% for the three months ended December 31, 2000. The increase resulted from the change in our business mix as a result of the attrition of our residential customer base. Our gross profit margin on automated business messaging services is higher than the gross profit margin on residential pager sales and residential automated messaging services.

         SALES AND ADVERTISING EXPENSE. Sales and advertising expenses for the three months ended December 31, 2001, were $193,000 compared to $817,000 for the three months ended December 31, 2000, a decrease of $624,000 or 76%. The decrease was due to the elimination of the centralized B2B telemarketing center in January 2001 and the centralized residential telemarketing center in March 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 2001, were $1,442,000 compared to $1,586,000 for the three months ended December 31, 2000, a decrease of $143,000 or 10%. This decrease was attributable primarily to the reduction of overhead costs due to the elimination of the centralized B2B telemarketing center in January 2001 and the centralized residential telemarketing center in March 2001.

         EBITDA - EARNINGS BEFORE INTEREST, TAX, DEPRECIATION, AND AMORTIZATION. EBITDA, before write offs, for the three months ended December 31, 2001 was earnings of $164,000 compared to a loss of $(161,000) for the three months ended December 31, 2000, an increase of $325,000. This increase was due primarily to the factors detailed above. "EBITDA" reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

         WRITE DOWN OF INTANGIBLE AND OTHER ASSETS DUE TO ESTIMATED IMPAIRMENT IN VALUE. During the three months ended December 31, 2001, we wrote down the carrying value of certain of our intangible and other assets by $209,000. There were no such write-offs in the three months ended December 31, 2001. $158,000 of the write off related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of common stock in the Company. The remaining $51,000 of the write off relates to the carrying value of the subscriber accounts of the VoiceLink Florida business. The future undiscounted cash flow associated with the VoiceLink Florida business was estimated to be less than the carrying value of its subscriber accounts. Accordingly, the value of VoiceLink Florida's subscriber accounts was written down by a total of $51,000 to the value of their estimated discounted future cash flow. Forecast future cash flows were discounted at 35% to arrive at their estimated net present value to us.

         DEPRECIATION EXPENSE. Depreciation expense for three months ended December 31, 2001, was $126,000 compared to $179,000 for the three months ended December 31, 2000, a decrease of $53,000 or 29%. This variance is due to the reduction in the carrying value of certain fixed assets due to the estimated impairment in their value recognized in fiscal 2001.

         AMORTIZATION EXPENSE. Amortization for the three months ended December 31, 2001, was $264,000 compared to $309,000 for the three months ended December 31, 2000, a decrease of $45,000 or 15%. The decrease was due to the reduction in the carrying value of certain intangible assets due to the estimated impairment in their value recognized in fiscal 2001.

         LOSS FROM OPERATIONS. Loss from operations was $(435,000) for the three months ended December 31, 2001, compared to loss from operations of $(650,000) for the three months ended December 31, 2000, a decrease in loss of $215,000 or 33% due to the factors described above.

         NET INTEREST EXPENSE. Net interest expense for the three months ended December 31, 2001, was $196,000 compared to $143,000 for the three months ended December 31, 2000, an increase of $53,000 or 37% due to higher levels of borrowing during the year resulting from expenditures on acquisitions and fixed assets during fiscal 2001.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended December 31, 2001 was $1,000 compared to $15,000 for the three months ended December 31, 2000, a decrease of $14,000 or 92% as the prior year expense relates to adjustments to our tax liabilities in the Raleigh and Indianapolis markets not required in the current year.

         NET LOSS AND COMPREHENSIVE LOSS. We incurred a net loss of $(633,000) for the three months ended December 31, 2001, compared to a net loss of ($808,000) for the three months ended December 31, 2000, a decrease in loss of $175,000 due to the factors outlined above. The comprehensive loss for the three months ended December 31, 2000 was $(806,000), $2,000 less than the net loss of $(808,000). The difference of $2,000 relates to the transition from unrealized losses to unrealized profits on our portfolio of marketable securities, which are held as available for sale investments. The comprehensive loss for the three months ended December 31, 2001 was $(633,000), the same as the net loss

CASH FLOW INFORMATION

    For the three months ended December 31, 2001 net cash used in operations was approximately $(182,000) compared to $(663,000) for the three months ended December 31, 2000. This positive variance of $481,000 arose due to a reduction in losses adjusted for non-cash items of $114,000 together with a reduction of $367,000 in funds tied up in operating assets and liabilities.

    Net cash used in investing activities was $(57,000), $203,000 less than the $(260,000) used in the same quarter in the prior year. This variance arose largely because in the quarter to December 31, 2000 we invested more in fixed assets ($102,000) than in the current quarter, made an initial payment of $75,000 on the acquisition of the Amerivoice subscriber base and incurred $22,000 on deferred equity costs.

    Cash flow used in financing activities was $(37,000) for the three months ended December 31, 2001 compared to $754,000 generated from financing activities for the same quarter in the prior year. This reduction of $791,000 was due to a reduction in net debt finance raised in the current period as compared to the same quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    We are currently meeting our capital and operating requirements through cash provided from continuing operations, a $2,077,000 million term loan provided by Westburg and various long-term equipment-leasing facilities. As of December 31, 2001 we had $173,000 of cash on hand and no additional borrowing facilities. Our working capital as at December 31, 2001 was negative $(4,481,000). $(2,077,000) of this negative balance relates to the Westburg loan which is not due for repayment until October 2003, but which has been classified as a short-term liability as we breached certain of the financial covenants relating to the loan in fiscal 2001 and the three months ended December 31, 2001 and no formal waiver has been issued by Westburg in respect of these breaches. An additional $(473,000) of the negative working capital balance is the result of reclassifying the long-term portion of certain loans and capital leases as a current liability due to non-compliance with the cross default provisions within these agreements arising from the default on the Westburg loan.

    As of December 31, 2001 we were current on our payment obligations to all lenders. However, we were not in compliance with the financial covenants on our $2,077,000 million term loan from Westburg, which has a maturity date of October 2003. These breaches arose in the six months to March 31, 2001 and the three months to December 31, 2001. As no waiver has been issued by

Westburg with respect to these covenant defaults, our borrowings with Westburg have been reclassified from long-term to short term. Westburg has not notified us of any action that would accelerate the loan at this time although we can give no assurance regarding any action Westburg may take in the future.

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

    On June 30, 2000, we entered into a volume purchase agreement with Glenayre, a stockholder of the Company. The volume purchase agreement provides that we must purchase $2.5 million of messaging equipment from Glenayre by June 30, 2003 provided that Glenayre delivers a fully functioning Unified Messaging system that meets certain defined operating standards, which they have so far failed to do. As of December 31, 2001 we had purchased approximately $763,000 of equipment towards satisfying this obligation. Assuming that Glenayre does deliver a system that meets the specifications in the volume purchase agreement, our ability to satisfy our purchase obligations will depend upon the future availability of additional debt and equity capital. In our current financial position we would be unable to satisfy this obligation and would need to attempt to negotiate an amendment to the agreement.

    Since making substantial cost reductions in March 2001 we have generated positive EBITDA. However, the level of our EBITDA is declining as customer attrition continues to exceed the level of our new sales. Consequently management believes that current cash and cash generated from operations will be insufficient to meet presently scheduled debt repayments over the next 12 months. Management is taking several different actions to address the shortfall. These actions include proposed asset sales, operating cost reductions, proposals to lenders for reduced principal repayment schedules and additional capital and debt raising activities. Although there can be no assurance that any of these initiatives will provide us with adequate liquidity, we believe that a combination of these initiatives will likely allow us to continue to develop our business over the coming 12 months.

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

SUBSEQUENT EVENTS

    In January 2002 we received formal notification from Nasdaq that we were not in compliance with the listing requirements of the Nasdaq SmallCap Market.

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

    We have outlined to Nasdaq our proposals to attempt to return to compliance with the minimum listing requirements of the Nasdaq SmallCap Market. As yet we have received no response from Nasdaq to our reply.

         Termination of our listing on the Nasdaq SmallCap Market may result in trading in our stock being moved to the non-Nasdaq over-the-counter market in what are commonly referred to as the OTC Bulletin Board and the "pink sheets." As a result investors may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our stock or warrants.

         As at December 31, 2001 our share price was $0.44. Since that date our share price has fallen to approximately $0.14 cents. Unless our share price recovers, as a consequence of this decline in our share price we will need to reduce the carrying value of certain of our fixed assets (see note 6) and a note receivable (see Note 4) by a further $82,500 in the fiscal quarter ended March 31, 2002.

         On February 12, 2002 we received notification of a lawsuit that had been filed on December 21, 2001 under the terms of the Workers Adjustment and Retraining Notification Act (`WARN') against one of our subsidiary companies, Hellyer Communications Services, Inc. (`Hellyer'). The lawsuit alleges that a number of former employees of Hellyer had their employment terminated effective March 9, 2001 in contravention of the terms of WARN. At this point we have not had the opportunity to evaluate the lawsuit or to quantify the extent of any costs or potential liability relating to the lawsuit.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 12, 2002 we received notification of a lawsuit that had been filed on December 21, 2001 under the terms of the Workers Adjustment and Retraining Notification Act (`WARN') against one of our subsidiary companies, Hellyer Communications Services, Inc. (`Hellyer'). The lawsuit alleges that a number of former employees of Hellyer had their employment terminated effective March 9, 2001 in contravention of the terms of WARN. At this point we have not had the opportunity to evaluate the lawsuit or to quantify the extent of any costs or potential liability relating to the lawsuit.

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


                                    MULTI-LINK TELECOMMUNICATIONS, INC,
                                    (REGISTRANT)




DATE: FEBRUARY 13, 2002             /s/  NIGEL V. ALEXANDER
                                    --------------------------------------------
                                         NIGEL V. ALEXANDER,
                                         CHIEF EXECUTIVE OFFICER



DATE: FEBRUARY 13, 2002             /s/  SHAWN B. STICKLE
                                    --------------------------------------------
                                         SHAWN B. STICKLE,
                                         PRESIDENT



DATE: FEBRUARY 13, 2002             /s/  DAVID J. C. CUTLER
                                    --------------------------------------------
                                         DAVID J.C. CUTLER,
                                         CHIEF FINANCIAL OFFICER