Form 10QSB
period 2002-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2002-05-17
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0 - 26013

MULTI-LINK TELECOMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1334687

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4704 Harlan St, Suite 420, Denver, Colorado 80212

(Address of principal executive offices)

(303) 831 1977

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of equity, as of the latest practicable date:

Class	Outstanding May 17, 2002

Common Stock, No par value	4,886,935 shares

Transitional Small Business Disclosure format: Yes [ ] No [X]

INDEX

MULTI-LINK TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Multi-Link Telecommunications, Inc.
Consolidated Balance Sheet
(Unaudited)

March 31,
2002

ASSETS

Current Assets
Cash & Cash Equivalents	$263,014
Accounts Receivable, net of allowance for doubtful accounts of $203,685	647,303
Inventory	25,131
Prepaid Expenses	54,070

Total Current Assets	989,518

Property & Equipment Net	3,977,151

Other Assets
Prepaid Equipment	35,268
Deferred Financing Costs and Other Assets	98,570
Intangible Assets, net of impairment and amortization of $3,619,069	1,213,223

TOTAL ASSETS	$6,313,730

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$416,705
Accrued Expenses	730,444
Accrued Lease Costs	96,681
Customer Deposits	50,400
Deferred Revenue	181,562
Notes Payable	5,370,532

Total Current Liabilities	6,846,324
Long-Term Accrued Lease Costs	661,388

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value: 5,000,000 shares authorized: none issued	0
Common Stock no par value: 20,000,000 shares authorized, 4,486,935	12,533,821
shares issued and outstanding Note Receivable	(13,000)
Accumulated Deficit	(13,714,803)

Total Stockholders’ Equity	(1,193,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,313,730

See accompanying Notes to Consolidated Financial Statements.

Multi-Link Telecommunications, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

NET REVENUES	$2,262,745	2,782,204	4,632,305	5,814,051
COST OF SERVICES AND PRODUCTS	527,801	740,166	1,098,360	1,530,913

GROSS MARGIN	1,734,944	2,042,038	3,533,945	4,283,138

EXPENSES
Sales & Advertising Expenses	200,819	921,602	371,262	1,738,246
General & Administrative Expenses	1,432,114	3,172,679	2,890,388	4,758,420
Capitalized Offering Costs Written Off	(45,267)	472,839	(45,267)	472,839
Write-down of Intangible and Other Assets due to Estimated Impairment in Value	31,000	1,761,171	240,072	1,761,171
Depreciation	121,888	186,041	248,384	365,106
Amortization	250,558	315,059	514,368	624,499

Total Expenses	1,991,112	6,829,391	4,219,207	9,720,281

LOSS FROM OPERATIONS	(256,168)	(4,787,353)	(685,262)	(5,437,143)

INTEREST AND RELATED EXPENSES NET	(459,368)	(172,991)	(661,955)	(315,576)

LOSS BEFORE TAXATION	(715,536)	(4,960,344)	(1,347,217)	(5,752,719)

PROVISION FOR INCOME TAXES	(14,113)	(2,850)	(15,059)	(18,001)

NET LOSS	$(729,649)	$(4,963,194)	$(1,362,276)	$(5,770,720)

UNREALIZED LOSS ON INVESTMENTS AVAILABLE FOR SALE	0	(1,758)	0	0

COMPREHENSIVE LOSS	$(729,649)	$(4,964,952)	$(1,362,276)	$(5,770,720)

Consolidated Balance Sheet
Basic	($0.16)	($1.21)	($0.31)	($1.41)
Diluted	($0.16)	($1.21)	($0.31)	($1.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,483,386	4,085,844	4,443,570	4,085,353
Diluted	4,483,386	4,085,844	4,443,570	4,085,353

See accompanying Notes to Consolidated Financial Statements.

Multi-Link Telecommunications, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

	March 31,	March 31,
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(1,362,276)	$(5,770,720)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation and Amortization	762,753	989,605
Write-down of Intangible and Other Assets due to Estimated Impairment in Value	240,072	1,761,171
Amortization of Debt Discount and Issuance Costs	9,086	4,543
Bad Debt Expense	(15,938)	375,499
Issue of Stock for Services	21,000	347,026
Loss on Disposal of Fixed Assets	32,225	0

CHANGES IN OPERATING ASSETS & LIABILITIES
(Increase)/Decrease in Accounts Receivable	134,471	(243,567)
(Increase)/Decrease in Inventory	8,571	16,263
(Increase)/Decrease in Prepayments	69,746	85,857
Increase/(Decrease) in Accounts Payable	(427,636)	(299,116)
Increase/(Decrease) in Accrued Expenses	(40,620)	1,463,206
Increase/(Decrease) in Deferred Revenue	(40,956)	(226)

Total Cash Flow used in Operating Activities	(609,502)	(1,270,459)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Subscriber Accounts	(244,811)	(96,427)
Purchase of Fixed Assets	(26,272)	(180,579)
Advance on Note Receivable	0	(22,767)
Sale of Marketable Securities	0	795,765
Deferred Financing Costs	0	170,995
Purchase of Amerivoice Subscriber Accounts	0	(282,693)
Purchase of N’Orbit Subscriber Accounts	0	(40,720)
Proceeds on Sale of Fixed Assets	34,553	0
Proceeds on Sale of Telephone Answering Service	442,817	0

Total Cash Flow provided by Investing Activities	206,287	343,574

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Exercise of Stock Options	679	0
Advances under Notes Payable	220,911	1,568,160
Payments of Notes Payable	(367,633)	(952,708)
Customer Deposits	(726)	(7,582)
Accrual for Costs of Early Debt Repayment	363,581	0

Total Cash Flow provided by Financing Activities	216,812	607,870

DECREASE IN CASH & CASH EQUIVALENTS	$(186,403)	$(319,015)

Cash and Cash Equivalents at the beginning of the period	$449,417	$661,713

Cash and Cash Equivalents at the end of the period	$263,014	$342,698

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$181,358	$294,283

Cash paid for taxation	$15,059	$35,500

Unrealized loss on marketable securities	$0	$(669)

Fixed assets purchased through debt	$75,000	$0

Fixed assets purchased through prepaid equipment costs	$0	$706,965

See accompanying Notes to Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 Basis of Presentation

     The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2001 and 2000.

Note 2 Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

At March 31, 2002 the Company had cash of $263,000, no available lines of credit, and negative working capital of $(5,857,000). $2,039,000 of this negative balance relates to a loan from Westburg Media Capital LLP (‘the Westburg loan’) which, following a restructuring in March 2002, is now due for repayment on July 31, 2002. In addition, in early 2002 the Company ceased making scheduled payments to various equipment lenders and lessors. As a result of these defaults, loans and leases totaling $1,507,000 have been reclassified to short-term debt and an additional accrual of $364,000 has been made in respect of costs related to the early repayment of these loans and leases including unearned interest and sales and property taxes.

The level of the Company’s cash balances and earnings before interest, tax, depreciation and amortization (‘EBITDA’) is insufficient to make payments on its scheduled indebtedness. Furthermore its EBITDA is continuing to decline as customer attrition in its residential division continues to exceed the level of new sales. The Company has continued to reduce operating costs but is unable to reduce expenses to a level that would permit the Company to adhere to its present debt repayment schedules.

As a result of the difficult investment climate in the Telecommunications sector the Company has been unable to raise additional cash resources through the issue of debt or equity securities.

In March 2002 the Company sold its live telephone answering business to Signius Corporation for $443,000 in cash to provide liquidity and working capital.

The Company has hired Santa Fe Capital Group to value each of the Company’s various operating businesses and to advise the Board on strategic alternatives. It is likely that one or more major asset sales will be required in order to provide adequate liquidity to enable the Company to repay its outstanding debts.

There can be no assurances that any asset sale will provide adequate liquidity for the Company. If the Company is unsuccessful in selling assets, it will affect the Company’s ability to continue operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 Basis of Consolidation

     On November 19, 1999, Multi-Link Telecommunications, Inc., through its newly formed subsidiary, Hellyer Communications Services, Inc., acquired the business and substantially all the assets of Hellyer Communications, Inc. (Hellyer) for a combination of cash, assumption of certain liabilities and common stock valued at $4.7 million. Hellyer had been a provider of business messaging services since 1969, and had over 40,000 subscribers in Indianapolis, Chicago and Detroit. The transaction was accounted for using the purchase method of accounting and resulted in $2.8 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The purchase price was $1.1 million in cash and the assumption of approximately $2.9 million in liabilities. Restricted common stock (150,000 shares) with a market value at the date of issuance of $956,000 was issued with a two-year vesting schedule with respect to non-compete and consulting agreements with Jerry L. Hellyer, the sole shareholder of Hellyer. The results of the Hellyer Communications business have been consolidated with those of Multi-Link Telecommunications, Inc. effective November 17, 1999. During the course of fiscal 2000, the Hellyer business was transferred into a newly formed limited liability company, Hellyer Communications Services, LLC, which was subsequently renamed Multi-Link Communications, LLC

     On November 29, 1999, Hellyer Communications Services, Inc., acquired 9,416 residential voice-messaging accounts from B.F.G. of Illinois Inc., doing business as Cashtel, Inc., in Chicago. The purchase price was $258,320 in cash and common stock (2,220 shares) with a market value at the date of issuance of $20,535. The revenues and expenses of these accounts have been consolidated with those of Multi-Link Telecommunications, Inc., effective November 29, 1999.

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

     On July 31, 2000, the Company entered into an agreement to acquire the Chicago base of residential voicemail customers of Amerivoice, Inc. Amerivoice transferred approximately 4,540 subscribers to the Company in November 2000. Total acquisition costs were approximately $102,000. Annual revenues from these customers were approximately $180,000.

     In January 2001, the Company entered into an agreement to acquire the telephone answering service customers of N’Orbit in Indianapolis at a total cost of $39,870. The Company began billing these customers in February 2001 and the final payment for this acquisition was made in July 2001. Annual revenues from these customers were approximately $45,000.

     Effective March 1, 2001 the Company entered into a further agreement to acquire additional Chicago residential customers and the base of business voice mail customers of Amerivoice, Inc. in Milwaukee, Wisconsin. The Company also acquired certain fixed assets and voice messaging equipment in Milwaukee and Chicago. Approximately 9,600 residential customers and 420 business customers were transferred to the Company. The purchase price was approximately $205,000, part of which has been paid through the issue of 60,000 shares of restricted common stock. The payment of the balance of the acquisition price is contingent upon the successful completed transfer of telephony from Amerivoice, which is currently in progress.

4 Note Receivable

     As part of the Company’s acquisition of Hellyer (see Note 3), the Company advanced $300,000 on a note receivable to the former owner of Hellyer. The loan originally accrued interest at prime rate plus 3% and was repayable in full, interest and principal, on December 31, 2000 and was collateralized by 150,000 common shares of the Company.

     On November 14, 2000, the debtor under the note receivable filed for bankruptcy under Chapter 11, which is an event of default under the note receivable. Consequently the interest rate charged on the loan increased to a default rate of 18% and the legal costs and certain marketing costs authorized by the bankruptcy court have been added to the balance of the note receivable. As at March 31, 2002 the balance of principal, interest and costs totaled $454,000.

     As at December 31, 2001 and March 31, 2002 the market value of the security for the loan was estimated at $44,000 and $13,000 respectively. Consequently the Company has made a provision of $397,000 and $441,000 respectively against the carrying value of the note receivable. In addition the Company has reclassified the note receivable from Other Assets to a Contra Equity account.

     Effective April 29, 2002 the 150,000 common shares of the Company which was the security for the note receivable was sold at 4 cents per share realizing approximately $6,000. Accordingly a further write-off of $7,000 will be recorded in the period ending June 30, 2002 (see note 10)

Note 5 Prepaid Equipment

     As part of the private placement of shares to Glenayre Technologies, Inc. (Glenayre) on June 30, 2000 the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre by June 30, 2003, at standard list price, provided that Glenayre delivered a fully functioning Unified Messaging system that meets certain defined operating standards. The Company believes that the operating standards of a fully functioning Unified Messaging system have not been met as yet. To fund part of these contracted purchases, Glenayre retained $800,000 of the proceeds from the issuance of the stock in an escrow account. As at March 31, 2002 Glenayre owned 264,439 shares of common stock representing approximately 5% of the outstanding common stock of the Company.

     As at March 31, 2002, the Company has purchased $779,000 of equipment from Glenayre towards satisfying this obligation. This amount has been offset against the balance of prepaid equipment costs.

     Assuming that Glenayre does deliver a system that meets the specifications in the volume purchase agreement, the Company’s ability to satisfy its purchase obligations will depend upon the future availability of additional debt and equity capital. As at March 31, 2002, the Company’s outstanding obligation to purchase equipment from Glenayre was approximately $1,729,000. In its current financial position the Company is unable to satisfy this obligation. However Glenayre has indicated that they propose to waive the provisions of the Volume Purchase Agreement.

Note 6 Property and Equipment

     In July 2001, 125,000 Company shares with a market value of $525,000 were issued as consideration for the design and implementation of accounting and CRM computer software. As this project was not completed by March 31, 2002 the value of this software purchased with this stock has been recorded at the market value of the stock at March 31, 2002 — $16,250. Subsequent to March 31, 2002 the market value of stock issued has continued to decline and consequently the carrying value of the software will need to be further reduced in fiscal 2002 (see note 10).

Note 7 Impairment of Intangible Assets

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

     During the three months ended March 31, 2002 the Company hired Santa Fe Capital Group to value each of the Company’s various operating businesses and to advise the Board on strategic alternatives. Based on discussions with Santa Fe Capital Group, the Company believes no additional provision is required for impairment of intangible or long lived assets is required for the quarter ended March 31, 2002. The Company will continue to evaluate impairment on a quarterly basis and additional material adjustments may be required in the future.

Note 8 Notes Payable

     In November 2001 the Company entered into a $75,000, 60-month lease with interest at 17% to finance the purchase of accounting and CRM software.

     In December 2001 the Company entered into a $300,000 receivable financing facility with CS Capital, Inc. At March 31, 2002 the Company had drawn $192,000 on this facility secured by $440,000 of residential customer receivables and pays interest at approximately 2.5% per month.

     As of March 31, 2002, the Company was in default on its obligations to various lenders and leasing companies. As result, $1,507,000 of loans and capital leases have been reclassified from long-term liabilities to current liabilities due to acceleration clauses contained within such leases and loans and an additional accrual of $364,000 has been made in respect of costs related to the early repayment of these loans and leases including unearned interest and sales and property taxes. Certain lenders have agreed to forbear from taking action against the Company for the recovery of equipment financed by such lenders until asset sales can be made.

     In March 2002 the Company restructured its $2,039,000 term loan with Westburg Media Capital. Under the terms of the restructuring the maturity date of the Note was accelerated to July 31, 2002 and Westburg waived all covenant defaults through July 31, 2002. It is the intention of the Company to repay the Note through one or more asset sales.

Note 9 Sale of Live Answering Service in Indianapolis

     Effective March 31, 2002, the Company sold its live telephone answering service in Indianapolis to Signius Corporation. Signius purchased the answering service customers, accounts receivable, and equipment. The Company received $443,000 in consideration, including $100,000 that was used to pay off a lease for answering service equipment with Zions Credit Corporation. The sale was treated as a cost recovery and no gain or loss was recognized.

Note 10 Subsequent Events

     As at March 31, 2002 the Company’s share price was 13 cents. Since that date the Company’s share price has fallen to approximately 6 cents. Unless the Company’s share price recovers to 13 cents the Company will need to reduce the carrying value of certain of its fixed assets (see note 6) by a further $8,750 in the fiscal quarter ended June 30, 2002.

     Effective April 29, 2002 the 150,000 common shares of the Company, which was the security for the note receivable from Mr. Jerry Hellyer Jr. (see note 4), was sold at 4 cents per share realizing approximately $6,000. Accordingly a further write-off of $7,000 will be recorded in the period ending June 30, 2002.

     On April 30, 2002, Multi-Link Communications, Inc. (“Multi-Link”), a wholly owned subsidiary of Multi-Link Telecommunications, Inc. completed an Agreement for Purchase with Telcom Sales Associates, Inc. (“TSA”) pursuant to which TSA sold the assets of its Sales Agency business in Denver, CO for $16,000 payable by the issue of 400,000 restricted common shares of Multi-Link Telecommunications, Inc.

     Effective May 1, 2002 R. Brad Stillahn resigned from the Company’s Board of Directors for personal reasons.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

     We provide basic voice mail, call routing and advanced integrated voice and fax messaging to small businesses in several major urban markets. These services enable businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provide basic voice mail and paging services to consumers.

     Our strategy is to offer a total messaging solution that is custom designed to meet the specific needs of each customer. Our customers can begin with basic voice mail services, and then upgrade to more advanced services as their needs change, or as they become willing to consider more advanced and higher-priced messaging solutions. These messaging services comprise approximately 95% of our revenue and include:

•	basic automated voice mail services

•	call routing services

•	automated messaging services that integrate voice and fax messages

     In addition to messaging services, we also sell other services and products that link into our messaging services. In some cases, we act as agents for other telecommunications companies and receive sales commissions, and in other cases we purchase services and resell them to our customers. These products and services account for approximately 5% of our revenues. These services include:

•	pagers and paging services

•	mobile telephones and mobile telephone services

•	local dial tone services

•	long distance telephone service

•	telephone systems

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

LIQUIDITY AND CAPITAL RESOURCES

We are currently meeting our operating requirements through cash provided from continuing operations, but have ceased to make scheduled payments on equipment leases and loans. As of March 31, 2002 we had $263,000 of cash on hand and no additional borrowing facilities. Furthermore our EBITDA is continuing to decline as customer attrition in our residential division continues to exceed the level of new sales.

Our working capital as at March 31, 2002 was negative $(5,857,000). $(2,039,000) of this negative balance relates to the Westburg loan which is now due for repayment on July 31, 2002, An additional $(1,507,000) of the negative working capital balance is the result of reclassifying all of our equipment loans and capital leases as current liabilities due to default acceleration clauses contained within all documentation. In addition $364,000 has been accrued in respect of costs related to the early repayment of these loans and leases including unearned interest and sales and property taxes.

On June 30, 2000, we entered into a volume purchase agreement with Glenayre, a stockholder of the Company. The volume purchase agreement provides that we must purchase $2.5 million of messaging equipment from Glenayre by June 30, 2003 provided that Glenayre delivers a fully functioning Unified Messaging system that meets certain defined operating standards, which they have so far failed to do. As of March 31, 2002 we had purchased approximately $779,000 of equipment towards satisfying this obligation. Glenayre has indicated that it will waive the provisions of the Volume Purchase Agreement.

As a result of the difficult investment climate in the Telecommunications sector the Company has been unable to raise additional cash resources through the issue of debt or equity securities.

In March 2002 the Company sold its live telephone answering business to Signius Corporation for $443,000 in cash to provide liquidity and working capital.

The Company has hired Santa Fe Capital Group to value each of the Company’s various operating businesses and to advise the Board on strategic alternatives. It is likely that one or more major asset sales will be required in order to provide adequate liquidity to enable the Company to repay its outstanding debts. In conjunction with this appointment, the Company is continuing to evaluate the recorded value of its intangible and other long-lived assets.

There can be no assurances that any asset sale will provide adequate liquidity for the Company. If the Company is unsuccessful in selling assets, it will affect the Company’s ability to continue operations as a going concern.

Dispositions

     Effective March 31, 2002, the Company sold its telephone answering service in Indianapolis to Signius Corporation. Signius purchased the answering service customers, accounts receivable, and equipment. The Company received $443,000 in consideration, including $100,000 that was used to pay off a lease for answering service equipment with Zions Credit Corporation. The sale was treated as a cost recovery and no gain or loss was recognized.

Delisting from NASDAQ SmallCap Market

     On March 7, 2002 the Nasdaq Stock Market Staff advised the Company that it was not in compliance with several Nasdaq marketplace requirements for continued listing on the Nasdaq SmallCap Market, including failure to comply with the audit committee requirements, a failure to maintain the minimum $2,000,000 net tangible asset requirement or the alternative minimum stockholders’ equity requirement of $2,500,000.

     The Company decided that had no realistic grounds upon which to appeal against this determination and accordingly its common stock and warrants were delisted from the Nasdaq SmallCap Market on March 15, 2002. Concurrently, the Company’s stock and warrants commenced trading on the over the counter bulletin board market under the symbols MLNK.OB and MLNKW.PK respectively.

Summary of Significant Accounting Policies

     Intangible Assets — Direct and incremental external costs associated with the acquisition of subscriber accounts are capitalized. The Company’s personnel and related support costs incurred in support of acquiring and transitioning subscriber accounts are expensed as incurred. Costs related to the sales and marketing for subscriber accounts internally generated are expensed as incurred. Through December 1997, all subscriber accounts were internally generated and, accordingly, sales and marketing costs were expensed as incurred. Beginning January 1998, the Company’s Denver operation has acquired a significant number of subscriber accounts through independent, third party sales organizations and, accordingly, these direct and incremental costs have been capitalized. All of the Company’s operations, with the exception of Denver, acquire subscriber accounts primarily through its own internal sales resources. The costs of capitalized subscriber accounts acquired are amortized on a straight-line basis over the lesser of 3 years or the estimated economic life of the subscriber account.

     Goodwill represents the excess of the purchase price over the value of net assets/liabilities acquired in business acquisitions accounted for as a purchase. Goodwill is amortized over 3-15 years on a straight-line basis.

     Consulting and non-compete agreements are amortized on a straight-line basis over the lives of the agreements.

     Impairment of Long-Lived and Intangible Assets — In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Deferred Revenue and Revenue Recognition — Revenues are recognized at the time services are performed or products are delivered, net of refunds. Deferred revenue primarily represents customer prepayments which are recognized as revenue when earned.

Results of Operations

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001.

     The results for the quarter ended March 31, 2002 and March 31, 2001 include the results for all the acquisitions described above.

     Net Revenues. Net revenues for the quarter ended March 31, 2002 were $2,263,000 compared to $2,782,000 for the fiscal quarter ended March 31, 2001, a decrease of $519,000 or 19%. The revenue from our residential business declined by $325,000 or 12% due to the elimination of our residential sales force in March 2001. The balance of the decline, $194,000 or 7%, is due to customer attrition not being replaced by new sales in our B2B business.

     Cost of Services and Products. Cost of services and products for the fiscal quarter ended March 31, 2002 was $528,000 compared to $740,000 for the fiscal quarter ended March 31, 2001, a decrease of $212,000 or 29%. $118,000 or 16%, of this decrease was due to a reduction in expenditure on pager hardware as the volume of our new pager sales declined following the elimination of our residential sales force in March of 2001. The remaining $94,000 or 13% is due to telephony savings generated from our reduced level of customers in our B2B business.

     Gross Profit Margin. Gross margin for the fiscal quarter ended March 31, 2002 was $1,735,000 compared to $2,042,000 for the fiscal quarter ended March 31, 2001, a decrease of $307,000 or 15% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin increased from 73% for the three months ended March 31, 2001 to 77% for the three months ended March 31, 2002. The increase resulted from the change in our business mix as a result of the attrition of our residential customer base. Our gross profit margin on automated business messaging services is higher than the gross profit margin on residential pager sales and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the three months ended March 31, 2002, were $201,000 compared to $922,000 for the three months ended March 31, 2001, a decrease of $721,000 or 78%. The decrease was due to the elimination of the centralized B2B telemarketing center in January 2001 and the centralized residential telemarketing center in March 2001.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2002, were $1,432,000 compared to $3,173,000 for the three months ended March 31, 2001, a decrease of $1,741,000 or 55%. Of this decrease, $983,000 relates to a provision made in respect of redundant office space at Hellyer following the termination of the centralized B2B and residential telemarketing facilities in March 2001. The remaining balance of the decrease is due to the elimination of personnel and expenses related to the administration of these facilities and to decreased costs of customer service and other sundry overheads.

     Capitalized Offering Costs Written Off. In the quarter ended March 31, 2002 we recorded a $45,000 gain relating to deferred offering costs which had previously been written off due to the receipt of a credit note from our attorney’s issued for legal fees incurred in respect of aborted equity raising. In the quarter ended March 31, 2001 we wrote off $473,000 of deferred offering costs because we were unable to complete a successful stock offering.

     EBITDA — Earnings Before Interest, Tax, Depreciation, Amortization and The Write-off/Write-back of Capitalized Offering Costs. EBITDA for the three months ended March 31, 2002 was $102,000 compared to a loss of $(2,525,000) for the three months ended March 31, 2001, an increase of $2,627,000. This improvement was caused primarily by factors outlined above.

     “EBITDA” reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation Expense. Depreciation expense for three months ended March 31, 2002, was $122,000 compared to $186,000 for the three months ended March 31, 2001, a decrease of $64,000 or 34%. This variance is due to the reduction in the carrying value of certain fixed assets due to the estimated impairment in their value recognized in fiscal 2001.

     Amortization Expense. Amortization for the three months ended March 31, 2002, was $251,000 compared to $315,000 for the three months ended March 31, 2001, a decrease of $64,000 or 20%. The decrease was due to the reduction in the carrying value of certain intangible assets due to the estimated impairment in their value recognized in fiscal 2001.

     Write down of intangible and other assets due to estimated impairment in value. In the quarter ended March 31, 2002 we wrote off $31,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan — 150,000 shares of common stock in the Company. In the quarter ended March 31, 2001 we wrote off $1,761,000 of goodwill to recognize the permanent impairment in the value of our investment in One Touch Communications.

     Income (Loss) from Operations. Loss from operations was $(256,000) for the three months ended March 31, 2002, compared to a loss from operations of $(4,787,000) for the three months ended March 31, 2001, an improvement in income of $4,531,000 due to the factors described above.

     Net Interest Expense. Net interest expense for the three months ended March 31, 2002, was $459,000 compared to $173,000 for the three months ended March 31, 2001, an increase of $286,000 or 166% due to an accrual for costs related to the acceleration of loans and leases.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2002 was $14,000 compared to $3,000 for the three months ended March 31, 2001, an increase of $11,000 or 395%.

     Net Income (Loss) and Comprehensive Income (Loss). We incurred a net loss of $(730,000) for the three months ended March 31, 2002, compared to a net loss of $(4,963,000) for the three months ended March 31, 2001, an improvement in income of $4,234,000 due to the factors outlined above. The comprehensive loss for the three months ended March 31, 2002 was $(730,000), the same as the net loss. The comprehensive loss for the three months ended March 31, 2001 was $(4,965,000) $2,000 greater than the net loss of $(4,963,000). The difference of $2,000 was due to an increase in the unrealized losses on our portfolio of marketable securities, which were held as available for sale investments.

Six Months ended March 31, 2002 compared to Six Months ended March 31, 2001.

     The results for the six months ended March 31, 2002 and March 31, 2001 include the results for all the acquisitions described above.

     Net Revenues. Net revenues for the six months ended March 31, 2002 were $4,632,000 compared to $5,814,000 for the six months ended March 31, 2001, a decrease of $1,182,000 or 20%. The revenue from our residential business declined by $685,000 or 12% due to the elimination of our residential sales force in March 2001. The balance of the decline, $497,000 or 8%, is due to customer attrition not being replaced by new sales in our B2B business.

     Cost of Services and Products. Cost of services and products for the six months ended March 31, 2002 was $1,098,000 compared to $1,531,000 for the six months ended March 31, 2001, a decrease of $433,000 or 28%. $250,000 or 16% of this decrease was due to a reduction in expenditure on pager hardware as the volume of our new pager sales declined following the elimination of our residential sales force in March of 2001. The remaining $183,000 or 12% is due to telephony savings generated from our reduced level of customers in our B2B business.

     Gross Profit Margin. Gross profit margin for the six months ended March 31, 2002 was $3,534,000 compared to $4,283,000 for the six months ended March 31, 2001, a decrease of $749,000 or 17% due to the factors described above.

     Gross Profit Margin Percentage. The overall gross profit margin improved from 74% for the six months ended March 31, 2001 to 76% for the six months ended March 31, 2002. The increase resulted from the change in our business mix as a result of the attrition of our residential customer base. Our gross profit margin on automated business messaging services is higher than the gross profit margin on residential pager sales and residential automated messaging services.

     Sales and Advertising Expense. Sales and advertising expenses for the six months ended March 31, 2002, were $371,000 compared to $1,738,000 for the six months ended March 31, 2001, a decrease of $1,367,000 or 79%. %. The decrease was due to the elimination of the centralized B2B telemarketing center in January 2001 and the centralized residential telemarketing center in March 2001.

     General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2002, were $2,890,000 compared to $4,758,000 for the six months ended March 31, 2001, a decrease of $1,868,000 or 39%. Of this decrease $983,000 relates to a provision made in respect of redundant office space at Hellyer following the termination of the centralized B2B and residential telemarketing facilities in March 2001. The remaining balance of the decrease is due to the elimination of personnel and expenses related to the administration of these facilities and to decreased costs of customer service and other sundry overheads.

     Capitalized Offering Costs Written Off. In the six months ended March 31, 2002 we recorded a $45,000 gain relating to deferred offering costs which had previously been written off due to the receipt of a credit note from our attorney’s issued for legal fees incurred in respect of aborted equity raising. In the six months ended March 31, 2001 we wrote off $473,000 of deferred offering costs because we were unable to complete a successful stock offering.

     EBITDA — Earnings Before Interest, Tax, Depreciation, Amortization and The Write-off/Write-back of Capitalized Offering Costs. EBITDA for the six months ended March 31, 2002 was $272,000 compared to a loss of $(2,686,000) for the six months ended March 31, 2001, an increase in earnings of $2,958,000. This improvement was caused primarily by the factors outlined above.

     “EBITDA” reflects net income or loss plus depreciation, amortization and interest expense, income taxes and other non-cash charges. EBITDA is a measure used by analysts and investors as an indicator of operating cash flow because it excludes the impact of movements in working capital items, non-cash charges and financing costs. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered a substitute for other financial measures of performance.

     Depreciation Expense. Depreciation expense for six months ended March 31, 2002, was $248,000 compared to $365,000 for the six months ended March 31, 2001, a decrease of $117,000 or 32%. This variance is due to the reduction in the carrying value of certain fixed assets due to the estimated impairment in their value recognized in fiscal 2001.

     Amortization Expense. Amortization for the six months ended March 31, 2002, was $514,000 compared to $625,000 for the six months ended March 31, 2001, a decrease of $111,000 or 18%. The decrease was due to the reduction in the carrying value of certain intangible assets due to the estimated impairment in their value recognized in fiscal 2001.

     Write down of intangible and other assets due to estimated impairment in value. In the six months ended March 31, 2002 we wrote-down the carrying value of certain of our intangible and other assets by $240,000. $189,000 of the write off related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan — 150,000 shares of common stock in the Company. The remaining $51,000 of the write off relates to the carrying value of the subscriber accounts of the VoiceLink Florida business. The future undiscounted cash flow associated with the VoiceLink Florida business was estimated to be less than the carrying value of its subscriber accounts. Accordingly, the value of VoiceLink Florida’s subscriber accounts was written down by a total of $51,000 to the value of their estimated discounted future cash flow. Forecast future cash flows were discounted at 35% to arrive at their estimated net present value to us. In the six months ended March 31, 2001 we wrote off $1,761,000 of goodwill to recognize the permanent impairment in value of our investment in One Touch Communications.

     Income (Loss) from Operations. Loss from operations was $(685,000) for the six months ended March 31, 2002, compared to a loss from operations of $(5,437,000) for the six months ended March 31, 2001, an improvement in income of $4,752,000 due to the factors described above.

     Net Interest Expense. Net interest expense for the six months ended March 31, 2002, was $662,000 compared to $316,000 for the six months ended March 31, 2001, an increase of $301,000 or 95% due to an accrual for costs related to the acceleration of loans and leases.

     Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2002 was $15,000 compared to $18,000 for the six months ended March 31, 2001, a decrease of $3,000 or 16%.

     Net Income (Loss) and Comprehensive Income (Loss). We incurred a net loss of $(1,362,000) for the six months ended March 31, 2002, compared to a net loss of $(5,771,000) for the six months ended March 31, 2001, an improvement in income of $4,408,000 due to the factors outlined above. The comprehensive loss for the six months ended March 31, 2001 was $(5,771,000), the same as the net loss. The comprehensive profit for the six months ended March 31, 2002 was $(1,362,000) the same as the net loss.

Cash Flow Information

     For six months ended March 31, 2002 net cash used in operations was approximately $(610,000) compared to $(1,270,000) for the six months ended March 31, 2001. This variance of $660,000 arose due to an increase in profits adjusted for non-cash items of $1,980,000 offset by payments of accrued liabilities of $1,320,000.

     Net cash generated from investing activities was $206,000 for the six months ended March 31, 2002 compared to $344,000 generated in the prior year, a decrease of $238,000. During the six months ended March 31, 2002, we received $477,000 in cash proceeds in the sale of assets, including $443,000 in cash proceeds from the sale of the answering service in Indianapolis. We also purchased $245,000 of subscriber accounts and $26,000 fixed assets. During the six months ended March 31, 2001, we sold $796,000 of marketable securities largely to repay the Paine Webber margin facility and for working capital. We also purchased $420,000 of subscriber accounts and $181,000 fixed assets.

     Cash flow from financing activities was $217,000 for the six months ended March 31, 2002 compared to $608,000 for the same period in the prior year. This reduction of $291,000 was largely due to a reduction in net debt finance raised in the current period as compared to the prior year.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On February 12, 2002 we received notification of a lawsuit that had been filed on December 21, 2001 under the terms of the Workers Adjustment and Retraining Notification Act (“WARN”). The lawsuit alleges that a number of former employees of our Indianapolis business had their employment terminated in early 2001 in contravention of the terms of WARN. For an employer to be subject to the provisions of the WARN Act, more than 50 full-time employees must be terminated. In this case less than 50 full-time employees were terminated. As a result we do not believe that we have any exposure under the lawsuit, except to continued costs of the legal process. We expect a resolution of this matter within the next few months.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

In December 2001, we issued 60,000 shares of our restricted common stock with a market value of $21,000 to Leopard Communications, Inc. in exchange for marketing advisory services. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

In January 2002, we issued 39,925 shares of common stock under the terms of our stock option plan. The stock options were exercised at 1.7 cents per share.

In April 2002, we issued 400,000 shares of common stock with a market value $16,000 as consideration for the purchase from Telcom Sales Associates, Inc. of the assets of its Sales Agency Business in Denver, Colorado

Expiration of Series A Warrants

In November 1998 we issued 114,720 Series A warrants to purchase shares of common stock at an exercise price of $4.17 per share in connection with a private placement. The original expiration date of the Warrants was May 14, 2001, but was subsequently extended to December 31, 2001. Effective December 31, 2001 all 114,720 Series A warrants expired without exercise.

Expiration of Series C Warrants

In connection with the initial public offering in May 1999, we issued 1,380,000 Series C warrants. Two C warrants were exercisable to purchase one share of common stock for an exercise price of $9.00 per share during the three years ended May 14, 2002, subject to the Company’s redemption rights. Effective May 14, 2001 all 1,380,000 Series C warrants expired without exercise.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

On April 27, 2002 we held our Annual Meeting of Shareholders. Our shareholders (i) elected Shawn B. Stickle to serve as a director until 2005, and (ii) ratified the appointment of Hein + Associates LLP as our independent auditors. R. Brad Stillahn and Nigel V. Alexander were not up for election. Nigel V. Alexander will continue as a director, R. Brad Stillahn resigned from the board as of May 1, 2002 (See Note 10).

1. Election of Shawn B. Stickle as a director.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

3,793,926	—	33,082

2. Ratification of Appointment of Hein + Associates LLP

VOTES FOR	VOTES AGAINST	ABSTENTIONS

3,797,992	4,623	24,393

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     a.     Exhibits.

None

     b.     Reports on Form 8-K.

On March 19, 2002, we filed a Form 8-K to report the restructuring our loan facility with Westburg Media Capital LLP and the disposal of our live telephone answering service in Indianapolis to Signius Corporation.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTI-LINK TELECOMMUNICATIONS, INC, (Registrant)

Date: May 17, 2002	/s/ Nigel V. Alexander
Nigel V. Alexander, Chief Executive Officer.

Date: May 17, 2002	/s/ Shawn B. Stickle
Shawn B. Stickle, President

Date: May 17, 2002	/s/ David J. C. Cutler
David J.C. Cutler, Chief Financial Officer.