Form 10QSB
period 2002-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-04
CIK 1072313

U.S.  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.   20549

                              FORM 10-QSB

Mark One

(  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 2002

                                   OR

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     Commission file number 0 - 26013

                   MULTI-LINK TELECOMMUNICATIONS, INC.
    (Exact name of small business issuer as specified in its charter)

           Colorado                                84-1334687
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)               Identification No.)

            4704 Harlan St, Suite 420, Denver, Colorado 80212
                (Address of principal executive offices)

                            (303) 380 1641
                     (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [   ]  No [ X ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

          Class                        Outstanding September 30, 2004
Common Stock, No par value                  19,886,935 shares

Transitional Small Business Disclosure format:  Yes [   ] No [ X ]





                                 INDEX

                  MULTI-LINK TELECOMMUNICATIONS, INC.


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                       PAGE

Consolidated Balance Sheet June 30, 2002                         3

Consolidated Statements of Operations - Three Months             4
  ended June 30, 2002 and 2001 and nine months ended June 30, 2002 and 2001.

Consolidated Statement of Cash Flows - Nine Months               5
  ended June 30, 2002 and 2001.

Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis of Financial      10
         Condition and Results of Operations


Item 3.   Controls and Procedures                                20




PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                      20
Item 2.   Changes in Securities                                  20
Item 3.   Defaults on Senior Securities                          22
Item 4.   Submission of Matters to a Vote of Security Holders    22
Item 5.   Other Information                                      22
Item 6.   Exhibits and Reports on Form 8-K.                       23

Part I. FINANCIAL INFORMATION

                  Multi-Link Telecommunications, Inc.
                      Consolidated Balance Sheet
                              (Unaudited)

                                                            June 30,
                                                              2002
                                                           ----------
ASSETS

Current Assets
  Cash and  Cash Equivalents                               $  211,535
                                                           ----------
    Total Current Assets                                      211,535
                                                           ----------
TOTAL ASSETS                                               $  211,535
                                                           ==========


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   84,864
  Net Liabilities of Discontinued Operations                   77,341
  Capital Lease                                               111,533
                                                           ----------
    Total Current Liabilities                                 273,738

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued                                          -
  Common Stock no par value: 20,000,000 shares
   authorized, 5,886,935 shares issued and outstanding     12,567,188
  Accumulated Deficit                                     (12,629,391)
                                                           ----------
    Total Stockholders' Deficit                               (62,203)
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  211,535
                                                           ==========





See accompanying notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Operations
                              (Unaudited)

                                     Three Months Ended        Nine Months Ended
                                   June 30,     June 30,     June 30,     June 30,
                                     2002         2001         2002         2001
                                  ----------   ----------   ----------   ----------
General & Administrative Expenses  $  49,670   $  128,880   $  189,589   $  288,719
Capitalized Offering Costs
  Written Off                              -            -            -      472,839
Write-down of Intangible and Other
  Assets due to Esimated Impairment
  in Value                             7,120            -      196,125            -
                                  ----------   ----------   ----------   ----------
    Operating Loss                   (56,791)    (128,880)    (385,713)    (761,558)

Interest and Related Income/
  (Expenses) Net                      (3,387)      15,477      (47,504)      16,136
                                  ----------   ----------   ----------   ----------
    Loss before Income Taxes and
      Extraordinary Item             (60,178)    (113,403)    (433,217)    (745,422)

Provision for Income Taxes                 -            -            -            -
                                  ----------   ----------   ----------   ----------
    Loss from Continuing Operations
      before Extraordinary Item      (60,178)    (113,403)    (433,217)    (745,422)

Extraordinary Item Net of Taxation         -            -       67,900            -
                                  ----------   ----------   ----------   ----------

    Loss from Continuing Operations
      after Extraordinary Item       (60,178)    (113,403)    (365,317)    (745,422)

Profit/(Loss) from Discontinued
  Operations                        (414,193)    (238,714)      88,454   (5,377,415)
                                  ----------   ----------   ----------   ----------
    Net Loss                      $ (474,371)  $ (352,117)  $ (276,864) $(6,122,837)
                                  ==========   ==========   ==========   ==========


NET PROFIT / (LOSS) PER COMMON SHARE
  Continuing Operations before
   Extraordinary Item             $    (0.01)  $    (0.03)  $    (0.08)  $    (0.18)
  Extraordinary Item              $     0.00   $     0.00   $     0.01   $     0.00
  Discontinued Operations         $    (0.08)  $    (0.06)  $     0.02   $    (1.31)
                                  ----------   ----------   ----------   ----------
    Net Loss Per Common Share     $    (0.10)  $    (0.08)  $    (0.05)  $    (1.49)
                                  ----------   ----------   ----------   ----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      4,952,869    4,167,955    4,613,336    4,112,887
                                  ==========   ==========   ==========   ==========



See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Cash Flows
                              (Unaudited)

                                                 Nine Months Ended
                                               June 30,     June, 30
                                                 2002         2001
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET  LOSS                                     $ (276,864) $(6,122,837)

ADJUSTMENTS TO RECONCILE NET LOSS TO NETCASH
USED IN OPERATING ACTIVITIES
  Write-down of Intangible and Other Assets
   due to Estimated Impairment in Value          196,125            -
  Issue of Stock for Services                     21,000      357,023
  Extraordinary Gain on Repayment of
   Account Payable                               (67,900)           -

CHANGES IN OPERATING ASSETS AND LIABILITIES
  (Increase)/Decrease in Prepayments               8,914        6,163
  Increase/(Decrease) in Liabilities of
   Discontinued Operations                       176,544    5,208,577
  Increase/(Decrease) in Accounts Payable       (153,415)     (13,323)
  Increase/(Decrease) in Accrued Expenses        (45,000)      45,000
                                              ----------   ----------
    Total Cash Flow used in Operating
     Activities                                 (140,596)    (519,397)

CASH FLOW FROM INVESTING ACTIVITIES
  Payment on Note Receivable                       5,880            -
  Sale of Marketable Securities                        -      795,765
  Deferred Financing Costs                             -      230,315
                                              ----------   ----------
    Total Cash Flow provided by Investing
     Activities                                    5,880    1,026,080

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Exercise of Stock Options            679          152
  Proceeds from Issue of Common Stock             50,000            -
  Payments of Notes Payable                            -     (518,659)
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Financing Activities                         50,679     (518,507)

DECREASE IN CASH & CASH EQUIVALENTS           $  (84,037)  $  (11,824)
                                              ==========   ==========

Cash and Cash Equivalents at the beginning
 of the period                                $  295,572   $   12,369
                                              ==========   ==========
Cash and Cash Equivalents at the end
 of the period                                $  211,535   $      545
                                              ==========   ==========




See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Cash Flows
                              (Unaudited)
(CONTINUED)
                                                 Nine Months Ended
                                               June 30,     June, 30
                                                 2002         2001
                                              ----------   ----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                        $    8,941   $   25,350
                                              ----------   ----------
Unrealized loss on marketable securities      $        -   $      669
                                              ----------   ----------
Software for subsidiary companies purchased
 on lease                                     $   75,000   $        -
                                              ----------   ----------
Common stock issued for fixed assets          $        -   $  251,250
                                              ----------   ----------
Common stock issued for subscriber accounts   $        -   $  302,250
                                              ----------   ----------
Common stock issued for the business of
 Telcom Sales Associates                      $   16,000   $        -
                                              ----------   ----------





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2001 and 2000.

Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.


Note 2  Liquidity

In the nine months ended June 30, 2002, the level of the Company's cash balances and earnings before interest, tax, depreciation and amortization ('EBITDA') were insufficient to make payments on its scheduled indebtedness. Furthermore its EBITDA was continuing to decline as customer attrition was exceeding the level of new sales.
The Company continued to reduce operating costs but was unable to reduce expenses to a level that would permit the Company to adhere to its existing debt repayment schedule.

Moreover, as a result of the difficult investment climate in the telecommunications sector the Company was unable to raise additional cash resources either through the issue of debt or equity securities.

As reported in the Form 8-K filed on March 26, 2002, in March 2002 the Company restructured a $2,039,000 term loan with Westburg Media Capital LLP on which it was a co-borrower with its subsidiary company, Multi-Link Communication, Inc. Under the terms of the restructured agreement, the maturity date of the loan was accelerated to July 31, 2002 and Westburg Media Capital LLP waived all covenant defaults through July 31, 2002. It was the intention of the Company to repay the loan through one or more asset sales.

The Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was also in default on its obligations to these various other lenders and leasing companies.

Also as reported in the Form 8-K filed on March 26, 2002, in March 2002 the Company sold the live telephone answering business of its Indianapolis operating business to Signius Corporation for $443,000 in cash to provide liquidity and working capital.

On May 20, 2002 the Board of Directors decided to sell all of the Company's operating businesses and assets in order to repay its outstanding debts.

In June 2002, the Company issued 1,000,000 shares of common stock with a market value of $50,000 to a private investor to raise working capital to finance the ongoing operating costs of the Company.

Effective September 30, 2002 the Company sold the business and assets of its Florida operating business ('VoiceLink of Florida, Inc.') for $29,000. The sale proceeds left a shortfall on a liability guaranteed by the Company that was subsequently settled by mutual agreement.

As at September 30, 2002 the Company was guarantor or co-borrower on $1.6 million of operating leases and $4.7 million of debt of the discontinued businesses of its subsidiary companies.

While initial indications from Santa Fe Capital Group, a broker hired to sell the operating businesses, were that the sale of the operating businesses should generate sufficient sale proceeds to repay all outstanding debt, actual sales proceeds were substantially less than anticipated and eventually resulted in a short fall in payment to certain creditors guaranteed by the Company (Subsequent Events below).

As reported in the Form 8-K filed on October 18, 2002, the Company, as co-borrower with its subsidiary company, Multi-Link Communications, Inc., failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002 Westburg Media Capital LLP notified the Company of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations - leaving shortfalls to certain creditors guaranteed by the Company (Subsequent Events below). Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operating business at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on

November 20, 2002 (Subsequent Events below) after which the Company had no further beneficial interest in the Indianapolis operating business.

Following the sale of the Company's Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of its Indianapolis operating business for Chapter 11 protection on November 20, 2002 (Subsequent Events below), the Company continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies. As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, the sole director of the Company, to provide the funding to negotiate settlement with the Company's creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

Without any remaining operating businesses or income, during fiscal 2003 and 2004 the Company has been able to negotiate settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity or debt to fund its ongoing operating expenses.

It is the Company's current intention to seek to acquire another entity with experienced management and opportunities for growth in return for shares of its common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.


Note 3  Basis of Consolidation

Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.


Note 4  Capital Lease

In November 2001 the Company entered into a $75,000, 60-month capital lease with interest at 17 percent to finance the purchase of accounting and CRM software for its subsidiary companies.

As of June 30, 2002, the Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was in default on its obligations to various lenders and leasing companies.

As result, an additional accrual of $39,000 was made in respect of costs related to the early repayment of the above mentioned lease in respect of unearned interest and $97,000 was reclassified from long-term liabilities to current liabilities.

Note 5  Net Liabilities of Discontinued Operations

Effective June 30, 2002, an accrual of $77,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


Note 6  Common Stock

Effective December 4, 2001 the Company issued 60,000 shares of common stock, valued at $21,000, as partial payment for marketing services.

Effective January 8, 2002 the Company issued 39,925 shares of common stock on the exercise of employee stock options with a total exercise price of $679.

Effective April 30, 2002 the Company issued 400,000 shares of common stock, valued at $16,000, to purchase the business and assets of Telcom Sales Associates, Inc., a telecommunications sales agency business, for its Denver operating subsidiary, Multi-Link Communications, Inc.

Effective June 12, 2002 the Company issued 1,000,000 shares of common stock, valued at $50,000, in a private placement to an individual investor to obtain working capital for the Company.

As a result of a decline in the Company's share price from $2.01 at September 30, 2001 to $0.13 at March 31, 2002 and subsequently to $0.05 during the three months to June 30, 2002, the value of common stock issued during fiscal 2001 as remuneration for the provision of sales activities and the purchase of fixed assets was reduced by $10,000 and $272,000 respectively for three months and nine months ended June 30, 2002.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, the sole director of the Company, to provide the funding to negotiate settlement with the Company's creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).


Note 7   Discontinued Activities

Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Revenue from discontinued activities in the three months ended June 30, 2002 was $1,945,746 compared to $3,031,847 in the three months ended

June 30, 2001, and $6,578,051 for the nine months ended June 30, 2002 compared to $8,845,898 for the nine months ended June 30, 2001.The decline in the revenue from discontinued operations arose due to the fact that customer attrition exceeded the level of new sales throughout the period and also due to the sale of the live telephone answering service in Indianapolis in March 2002.


Note 8   Subsequent Events

Effective September 30, 2002 the Company sold the business and assets of its Florida operating business ('VoiceLink of Florida, Inc.') for $29,000. The sale proceeds left a shortfall on a liability to a certain creditor guaranteed by the Company that was subsequently settled by mutual agreement.

As reported in the Form 8-K filed on October 18, 2002, effective July 31, 2002 the Company, as co-borrower with its subsidiary company, Multi-Link Communications, Inc., failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002 Westburg Media Capital LLP notified the Company of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, effective October 30, 2002 the business and assets of the Company's Denver ('Multi-Link Communications, Inc.'), Atlanta ('VoiceLink, Inc.') and Raleigh ('One Touch, Inc.') operations were sold at public auction under bank foreclosure for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations. Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operations in the public auction. The sale proceeds left shortfalls on liabilities to certain creditors guaranteed by the Company that were subsequently settled by mutual agreement.

As also reported in the Form 8-K filed on November 6, 2002, effective October 31, 2002 Nigel V Alexander resigned his position as a member of the Board of Directors and Chief Executive Officer of the Company, effective November 5, 2002 David J Cutler, the Company's Chief Financial Officer, was appointed to the Board of Directors of the Company and effective November 6, 2002 Shawn B Stickle resigned his position as a member of the Board of Directors and President of the Company.

As reported in the Form 8-K filed on November 27, 2002, effective November 20, 2002 the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code and from that date the Company had no further beneficial interest in the Indianapolis operating business.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, the sole director of the Company, to provide the funding to negotiate settlement with the Company's creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction.

Without any remaining operating businesses or income, during fiscal 2003 and 2004 the Company has been able to negotiate a settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity and debt to fund its ongoing operating expenses.

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 the Company appointed James E Scheifley & Associates PC as auditors in succession to Hein & Associates LLP.

It is the Company's current intention to seek to acquire another entity with experienced management and opportunities for growth in return for shares of its common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to raise debt or equity finance to meet ongoing operating expenses and our ability to acquire another entity with experienced management and opportunities for growth in return for shares of its common stock in an attempt to create value for our shareholders.

OVERVIEW
Prior to May 20, 2002, we provided basic voice mail, call routing and advanced integrated voice and fax messaging to small businesses in several major urban markets. These services enabled businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provided basic voice mail and paging services to consumers.

During fiscal 2002 we were unable to make the majority of scheduled payments on our equipment leases and loans and effective May 20, 2002 our Board of Directors voted to sell all of our operating businesses and assets to repay our debts and effective that date we accounted for all of our operating businesses as discontinued operations.

Effective November 20, 2002 all our operating businesses had been sold leaving shortfalls to certain creditors guaranteed by us or were being operated under Chapter 11 protection and in which we had no future beneficial interest.

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis operating business for protection under Chapter 11 on November 20, 2002 (Subsequent Events below), we continued to be the guarantor or co-borrower on $1.3 of million operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

Without any remaining operating businesses or income, during fiscal 2003 and 2004 we have subsequently been able to negotiate settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

We currently intend to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended June 30, 2002, we met our operating requirements through cash provided from our discontinued operations, but ceased to make the majority of scheduled payments on equipment leases and loans. Furthermore our cash flow position continued to decline as customer attrition exceeded the level of new sales. As of June 30, 2002 we had $212,000 cash on hand and no additional borrowing facilities.

As a result of the difficult investment climate in the telecommunications sector we were unable to raise additional cash resources through the issue of debt or equity securities.

As reported in the Form 8-K filed on March 26, 2002, in March 2002 we sold the live telephone answering business of our Indianapolis operating business to Signius Corporation for $443,000 in cash to provide liquidity and working capital.

Also as reported in the Form 8-K filed on March 26, 2002, in March 2002 we restructured a $2,039,000 term loan with Westburg Media Capital LLP on which we were a co-borrower with our subsidiary company, Multi-Link Communication, Inc. Under the terms of the restructured agreement, the maturity date of the loan was accelerated to July 31, 2002 and Westburg Media Capital LLP waived all covenant defaults through July 31, 2002. It was our intention to repay the loan through one or more asset sales.

We, as co-borrower or guarantor of various loans and leases of our subsidiary companies, were also in default on our obligations to these various other lenders and leasing companies.

We hired Santa Fe Capital Group to value each of our various operating businesses and to advise the Board on strategic alternatives.
Effective May 20, 2002 our Board of Directors voted to sell all our operating businesses and assets to repay our debts.

In June 2002, we issued 1,000,000 shares of common stock with a market value of $50,000 to a private investor to raise working capital to finance our ongoing operating costs.

Our working capital as at June 30, 2002 was negative $(62,203). $(97,000) of this negative balance was the result of reclassifying the long-term portion of a capital lease as a current liability due to the acceleration clause contained within the lease. In addition, $39,000 has been accrued in respect of costs related to the anticipated early repayment of the lease relating to unearned interest.

While initial indications from Santa Fe Capital Group, a broker hired to sell the operating businesses, were that the sale of the operating businesses should generate sufficient sale proceeds to repay all outstanding debt, actual sales proceeds were substantially less than anticipated and eventually resulted in shortfalls in payments to certain creditors (Subsequent Events above).

As reported in the Form 8-K filed on October 18, 2002, we subsequently failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002 Westburg Media Capital LLP notified us of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale (Subsequent Events above).

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving shortfalls to certain creditors guaranteed by the us (Subsequent Events above). Nigel V Alexander, our then Chief Executive Officer and a director, purchased the business and assets of our Denver operations at the public auction.

As reported in the Form 8-K filed on November 27, 2002, our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 (Subsequent Events above) after which we had no further beneficial interest in the Indianapolis operating business.

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of our Indianapolis operating business for Chapter 11 protection on November 20, 2002 (Subsequent Events above), we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events above).

Without any remaining operating businesses or income, during fiscal 2003 and 2004 we have been able to negotiate settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

We currently intend to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

Dispositions
As reported in the Form 8-K filed on March 26, 2002, effective March 31, 2002, we sold our telephone answering service in Indianapolis to Signius Corporation. Signius purchased the answering service customers, accounts receivable, and equipment. We received $443,000 in consideration, including $100,000 that was used to pay off a lease for answering service equipment with Zions Credit Corporation.

Details of our subsequent disposition of all of our operating businesses are set out in Subsequent Events above.

Delisting from NASDAQ SmallCap Market and the Over the Counter Bulletin
Board

On March 7, 2002 the Nasdaq Stock Market Staff advised us that we were not in compliance with several Nasdaq marketplace requirements for continued listing on the Nasdaq SmallCap Market, including failure to comply with the audit committee requirements, a failure to maintain the minimum $2,000,000 net tangible asset requirement or the alternative minimum stockholders' equity requirement of $2,500,000.

We decided that we had no realistic grounds upon which to appeal against this determination and accordingly our common stock and warrants were de-listed from the Nasdaq SmallCap Market on March 15, 2002. Concurrently, our stock and warrants commenced trading on the over the counter bulletin board market under the symbols MLNK.OB and MLNKW.OB respectively. Our publicly traded warrants expired on May 15, 2002 and ceased to be traded as at that date.

In order to conserve our financial resources, during fiscal 2002 we elected not to incur the costs involved in retaining our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible to be listed on the over the counter bulletin board. We now continue to be listed solely on the National Quotation Bureau Pink Sheets under the symbol MLNK.PK.

It is our current intention to bring all required fillings up to date and seek to be re-listed on the over the counter bulletin board.
However, there can be no guarantee of our success in our attempt to return to the over the counter bulletin board.

Results of Operations
Quarter ended June 30, 2002 compared to quarter ended June 30, 2001. The results for the quarter ended June 30, 2002 and June 30, 2001 have been adjusted to reflect all operating businesses as discontinued operations as described above.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2002, were $50,000 compared to $129,000 for the three months ended June 30, 2001, a decrease of $79,000 or 61 percent. Of this decrease, $62,000 related to a decrease in professional fees relating to audit and taxation and the balance of the decrease related to printing fees relating to the production of annual reports.

Write down of intangible and other assets due to estimated impairment in value
In the quarter ended June 30, 2002 we wrote off $7,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the quarter ended June 30, 2001.

Loss from Operations
Loss from operations was $(57,000) for the three months ended June 30, 2002, compared to a loss from operations of $(129,000) for the three months ended June 30, 2001, a reduction in losses of $72,000 due to the factors described above.

Interest and Related Income/(Expense)
Net interest expense for the three months ended June 30, 2002, was $(3,000) compared to net interest income of $15,000 for the three months ended June 30, 2001, a decrease of $18,000 or 120 percent. The variance arose due to the need to provide for all the interest earned on the note receivable from a former owner of a business purchased by us in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 when no such provision was required.

Loss from Discontinued Operations
The loss from discontinued operations for the three months ended June 30, 2002 was $414,000 compared to $239,000 for the three months ended

June 30, 2001, an increase of $175,000 or 73 percent. The increase in losses arose as customer attrition continued to exceed the level of new sales.

Revenue from discontinued activities in the three months ended June 30, 2002 was $1,945,746 compared to $3,031,847 in the three months ended June 30, 2001. The decline in the revenue from discontinued operations arose due to the fact that customer attrition exceeded the level of new sales throughout the period and also due to the sale of the live telephone answering service in Indianapolis in March 2002.

Nine Months ended June 30, 2002 compared to Nine Months ended June 30,
2001.
The results for the nine months ended June 30, 2002 and June 30, 2001 have been adjusted to reflect all operating businesses as discontinued operations as described above.

General and Administrative Expenses
General and administrative expenses for the nine months ended June 30, 2002, were $190,000 compared to $289,000 for the nine months ended June 30, 2001, a decrease of $101,000 or 35 percent. Professional fees relating to audit and taxation were $115,000 less in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. These savings were partially offset by an increase in print costs relating to the production of annual returns which were $14,000 higher in the nine months ended June 30, 2002 than in the comparable period in the prior year.

Capitalized Offering Costs Written Off
No capitalized offering costs were written off in the nine months ended June 30, 2002 compared to $473,000 of capitalized offering costs written off in the nine months ended June 30, 2001, a decrease of $473,000, or 100 percent. In the nine months ended June 30, 2001 we wrote off $473,000 of deferred offering costs because we were unable to complete a successful stock offering.

Write down of intangible and other assets due to estimated impairment in value
In the nine months ended June 30, 2002 we wrote-down the carrying value of certain of our intangible and other assets by $196,000. There was no write down in the carrying value of certain of our intangible and other assets in the nine months to June 30, 2001. The write off in the nine months ended June 30, 2002 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock.

Loss from Operations
Loss from operations was $(386,000) for the nine months ended June 30, 2002, compared to a loss from operations of $(762,000) for the nine months ended June 30, 2001, a decrease of $376,000, or 49 percent, due to the factors described above.

Interest and Related Income/(Expense)
Net interest expense for the nine months ended June 30, 2002, was $(48,000) compared to net interest income of $16,000 for the nine months ended June 30, 2001, a decrease of $64,000 or 400 percent. $50,000 of the difference related interest on a lease taken out in November 2001, $39,000 of which related an additional accrual for costs related to the anticipated early repayment of the above mentioned lease in respect of unearned interest. The remaining $14,000 variance arose from the fact that $39,000 of income interest was recognized in the nine months ended June 30, 2001 in respect of a note receivable from a former owner of a business purchased by us while no such interest income was recognized in the nine months ended June 30, 2002, offset by interest expense of $25,000 recognized on a margin facility in the nine months ended June 30, 2001 that was repaid in full before the commencement of fiscal 2002.

Extraordinary Item
In the nine months ended June 30, 2002 we recorded a $68,000 extraordinary gain relating a negotiated settlement reached with one of our creditors for less than the originally contracted amount. No such extraordinary gain was recorded in the comparable period in the prior year.

Loss from Discontinued Operations
In the nine months ended June 30, 2002 we recorded an $88,000 profit on discontinued activities compared to a loss of $5,377,000 for the nine months ended June 30, 2001, a variance of $5,465,000. $1,761,000 of the variance related to a write off recognized in the nine months ended June 30, 2001 in respect of a permanent impairment in the value of the discontinued operations and $443,000 to the impact of the sale of the live telephone answering service in March 2002. The balance of the variance related to the impact of an aggressive program of cost cutting program including closure of the residential telesales center in March 2001.

Revenue from discontinued activities in the nine months ended June 30, 2002 was $6,578,051 compared to $8,845,898 for the nine months ended June 30, 2001. The decline in the revenue from discontinued operations arose due to the fact that customer attrition exceeded the level of new sales throughout the period and also due to the sale of the live telephone answering service in Indianapolis in March 2002.

Cash Flow Information
For nine months ended June 30, 2002 net cash used in operations was $(141,000) compared to $(519,000) for the nine months ended June 30, 2001. This variance of $378,000 arose due to a decrease in the net loss, adjusted for non-cash items, of $5,638,000 from $(6,479,000) in the nine months to June 30, 2001 to $(127,000) in the nine months ended June 30, 2002, offset by a $5,259,000 reduction in the funds generated from the movement in funds arising from changes in operating assts and liabilities which changed from a positive contribution of $5,246,000 in the nine months ended June 30, 2001 to a negative consumption of $(13,000) in the nine months ended June 30, 2002. Both these variances were largely due to the movement in profit / (loss) arising from, and movement in the liabilities of, discontinued operations.

Net cash generated from investing activities was $6,000 for the nine months ended June 30, 2002 compared to $1,026,000 generated in the comparable period in the prior year, a decrease of $1,020,000. During the nine months ended June 30, 2002, we received $796,000 in cash from the sale of marketable securities and wrote off $230,000 of deferred finance costs while in the nine months ended June 30, 2002 we only received $6,000 as proceeds of the sale of the underlying security for a note receivable from a former owner of a business purchased by us.

Cash flow from financing activities was $51,000 for the nine months ended June 30, 2002 compared to $(519,000) used in finance activities for the same period in the prior year, a variance of $570,000 or 110 percent. A margin facility with Paine Weber of $519,000 was repaid in the nine months ended June 30, 2001 while $51,000 of equity was raised in the nine months ended June 30, 2002.

PLANNED OPERATIONS
Our plan of operation is to acquire a company that will have experienced management and opportunities for growth in an exchange for our shares of common stock. There is no assurance that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

General Business Plan
We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as
(i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.
We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition
We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors

Accounting Pronouncements
On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB
25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

Effects of Inflation
Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.


ITEM 3.   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of David J. Cutler, the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

As reported in the Form 8-K filed on November 27, 2002, effective
November 20, 2002 our sole remaining operating business, Multi-Link

Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code and from that date we had no further beneficial interest in respect of the Indianapolis operating business.


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

In April 2002, we issued 400,000 shares of common stock with a market value $16,000 as consideration for the purchase from Telcom Sales Associates, Inc. of the assets of its Sales Agency Business in Denver, Colorado. We issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

In June 2002, we issued 1,000,000 shares of common stock with a market value of $50,000 to a private investor to raise working capital to finance the ongoing operating costs of the Company. We issued the shares in reliance upon the exemption from registration provided by
Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

In October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction. We issued the shares in reliance upon the exemption from registration provided by
Section 4(2) of the 1933 Act. No underwriters were engaged in connection with such issuances.

Expiration of Series A Warrants
In November 1998 we issued 114,720 Series A warrants to purchase shares of common stock at an exercise price of $4.17 per share in connection with a private placement. The original expiration date of 111,000 of the Warrants was May 14, 2001, but was subsequently extended to December 31, 2001. Effective December 31, 2001 all 111,000 Series A warrants expired without exercise.

The remaining 3,720 Series 'A' warrants expired without exercise in November 2003.

Expiration of Series B Warrants
In November 1998 we issued 7,560 Series B warrants to purchase shares of common stock at an exercise price of $5.00 per share in connection with a private placement. The expiration date for the Series B warrants was November 2003 at which time all 7,560 Series B warrants expired without exercise.

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

Expiration of Westburg Media Capital Warrants
We issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan on which we were a co-borrower with a subsidiary company. The expiration date of the warrant was the earlier of (i) the date all amounts were to be repaid under the Westburg Loan, (ii) the date of which we were sold or we sold substantially all of our assets, (iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for our common stock at a price greater than $8.17 per share, or (iv) October 21, 2003. The warrant were exercisable at $4.17 per share. The warrants expired without exercise on October 30, 2002 with the sale of substantially all of our assets and the repayment of the Westburg loan.

Expiration of Underwriter Warrants
In May 1999, the underwriter to the initial public offering was issued warrants to subscribe for 120,000 units at $7.68 per unit. Each unit comprised one common share and one warrant. Two of the warrants within the units were exercisable to purchase one share of common stock for an exercise price of $11.52. Warrants within the units only became issued when the unit warrants were exercised. These warrants were exercisable through May 2004 and expired without exercise at that date.


Item 3.   Defaults upon Senior Securities

We, as co-borrower or guarantor of various loans and leases of our subsidiary companies, were in default on our obligations to various lenders and leasing companies.

During fiscal 2003 and 2004 we have been able to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.


Item 4.   Submission of Matters to Vote of Security Holders

On April 27, 2002 we held our Annual Meeting of Shareholders. Our shareholders (i) elected Shawn B. Stickle to serve as a director until 2005, and (ii) ratified the appointment of Hein and Associates LLP as our independent auditors. R. Brad Stillahn and Nigel V. Alexander were not up for election.

R. Brad Stillahn resigned from the board as of May 1, 2002.

Nigel V Alexander resigned from the board as of October 31, 2002.

David J Cutler was appointed to the board as of November 5, 2002.

Shawn B Stickle resigned from the board as of November 6, 2002.

1.    Election of Shawn B. Stickle as a director.

     VOTES FOR            VOTES AGAINST             ABSTENTIONS
-------------------   ----------------------   --------------------
     3,793,926                   -                    33,082


2.    Ratification of Appointment of Hein and Associates LLP

     VOTES FOR            VOTES AGAINST             ABSTENTIONS
-------------------   ----------------------   --------------------
     3,797,992                4,623                   24,393


Item 5.   Other Information.

None


Item 6.   Exhibits and Reports on Form 8-K.

Exhibits.

Exhibit 31 - 302 Certification
Exhibit 32 - 906 Certification

Reports on Form 8-K.

On March 26, 2002, we filed a Form 8-K to report the restructuring our loan facility with Westburg Media Capital LLP and the disposal of our live telephone answering service in Indianapolis to Signius
Corporation.

On October 18, 2002 we filed a Form 8-K to report the progress on selling our operating businesses and that as we had breached the terms of the restructured agreement with Westburg Media Capital LLP., Westburg Media Capital LLP had notified the us of its intent to enforce its security interest in the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction for sale scheduled for October 30, 2002.

On November 6, 2002, we filed a Form 8-K reporting the sale of the business and assets VoiceLink, Inc., One Touch Communications, Inc.
and Multi-Link Communications, Inc by Westburg Media Capital LLP through foreclosure and a public auction held on October 30, 2002. The 8-K also announced the resignation of Nigel V Alexander and Shawn B Stickle as directors and the appointment of David J Cutler as the sole director of the Company.

On November 27, 2002 we filed a Form 8-K announcing that on November 20, 2002, Multi-Link Communications, LLC had filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

On October 31, 2003 we filed a Form 8-K announcing that we had issued 14,000,000 shares of Common Stock for consideration of $18,000 to David J Cutler, sole director of the Company. We issued the shares, valued by a third party consultant, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with our creditors.

On September 14, 2004 we filed a Form 8-K announcing that effective August 4, 2004 we had appointed James E Scheifley & Associates PC as our new auditors in succession to Hein & Associates LLP.


                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MULTI-LINK TELECOMMUNICATIONS, INC,
                                   (Registrant)




Date: September 30, 2002           /s/  David J.  Cutler
                                   David J.Cutler,
                                   Chief Executive Officer
                                   Chief Financial Officer.






4

28