Form 10KSB
period 2002-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-04
CIK 1072313

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                             FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

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

                           (303) 380 1641
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON
                        STOCK AND WARRANTS TO PURCHASE COMMON STOCK

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on December 31, 2002, was approximately $468 based upon the reported closing sale price of such shares on the National Quotation Bureau Pink Sheets for that date. As of December 31, 2002, there were 5,886,935 shares outstanding of which 4,681,935 shares were held by non-affiliates.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on September 30, 2004, was approximately $549 based upon the reported closing sale price of such shares on the National Quotation Bureau Pink Sheets for that date. As of September 30, 2004, there were 19,886,935 shares outstanding of which 5,486,935 shares were held by non-affiliates.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                  MULTI-LINK TELECOMMUNICATIONS, INC.

                   2002 ANNUAL REPORT ON FORM 10-KSB

                         TABLE OF CONTENTS

     ITEM                   DESCRIPTION                      PAGE
     ----                   -----------                      ----

Item 1.   Description of Business                              3

Item 2.   Description of Properties                            6

Item 3.   Legal Proceedings                                    6

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   6

Item 5.   Market for Common Equity and Related
            Stockholder Matters                                6

Item 6.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8

Item 7.   Financial Statements                                17

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure            17

Item 8a.  Controls and Procedures                             17

Item 9.   Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act                 17

Item 10.  Executive Compensation                              19

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management                             21

Item 12.  Certain Relationships and Related Transactions      23

Item 13.  Exhibits and Reports on Form 8-K                    23

Item 14.  Principal Accountant Fees and Services              25

                       FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Multi-Link Telecommunications, Inc. ("Multi-Link" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise debt or equity to fund our ongoing operating expenses and our ability to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.


                                PART I

                    ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

We were formed in 1996 as a Colorado corporation and are headquartered in Denver, Colorado. Prior to May 20, 2002, we provided basic voice mail, call routing, advanced integrated voice and fax messaging, and live answering services to small businesses in several major urban markets. These services enabled businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provided basic voice mail and paging services to consumers.

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

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on us by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy statements, and other information regarding us that is available at http://www.sec.gov.


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

General Business Plan
---------------------
We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

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

Acquisition Opportunities
-------------------------
In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

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

Competition
-----------
We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940
---------------------------
Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

INTELLECTUAL PROPERTY

We hold no patents or patent applications. We have received a trademark registration from the U.S. Patent and Trademark Office for our Multi-Link logo which has been licensed for use by the purchasers of our discontinued businesses.

EMPLOYEES

As of September 30, 2002, we had 51 full-time employees.

As of September 30, 2004, we had 1 part-time employee.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of the sale our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis operating business for protection under Chapter 11 on November 20, 2002 (Subsequent Events below). Rather than an operating business, our business is to acquire a company that will have experienced management and opportunities for growth in return for shares of our common stock. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   ITEM 2.  DESCRIPTION OF PROPERTIES

Our mailing address is 4704 Harlan Street, Suite 420, Denver, Colorado 80212 and we also maintain a small storage facility for our corporate records in Denver, Colorado.

Currently, we lease the following facility, containing, in the aggregate, approximately 100 square feet:

                       YEAR      SQUARE     EXPIRATION     RENT/
     PROPERTY         LEASED      FEET         DATE        MONTH
-----------------     ------     ------     ----------     -----
Denver, Colorado       2002        100    Month to Month   $  97

We believe that our facility is satisfactory for our purposes and is in good condition.

                       ITEM 3.  LEGAL PROCEEDINGS

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2002, during the fiscal year ended September 30, 2003 or subsequent to that date.


                                PART II

            ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS

Our common stock originally traded on the Nasdaq SmallCap Market under the symbol "MLNK." Similarly, our outstanding public warrants were also traded on the Nasdaq SmallCap Market under the symbol "MLNKW."
However, on March 7, 2002 the Nasdaq Stock Market staff advised us that we were not in compliance with several Nasdaq marketplace requirements for continued listing on the Nasdaq SmallCap Market, including failure to comply with the audit committee requirements, a failure to maintain the minimum $2,000,000 net tangible asset requirement or the alternative minimum stockholders' equity requirement of $2,500,000.

We decided that we had no realistic grounds upon which to appeal against this determination and accordingly our common stock and warrants were de-listed from the Nasdaq SmallCap Market on March 15, 2002. Concurrently, our stock and warrants commenced trading on the over the counter bulletin board market under the symbols MLNK.OB and MLNKW.OB respectively.

Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded.

In order to conserve our financial resources during fiscal 2002, we elected not to incur the costs involved in retaining our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible for trading on the over the counter bulletin board. We now continue to be listed solely on the National Quotation Bureau Pink Sheets under the symbol MLNK.PK.

It is our current intention to bring all required fillings up to date and seek to be re-listed on the over the counter bulletin board.
However, there can be no guarantee of our success in our attempt to return to the over the counter bulletin board.

The table below sets forth for the quarters indicated the high and low per sale share price of common stock and warrants since we listed the common stock and warrants on the Nasdaq SmallCap Market on May 14, 1999 during our listing on the Nasdaq SmallCap Market, the over the counter bulletin board and the National Quotation Bureau Pink Sheets. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            COMMON STOCK               WARRANTS
                                         HIGH         LOW          HIGH         LOW
                                      ----------   ----------   ----------   ----------
Fiscal 1999 ended September 30, 1999:
  Third Fiscal Quarter
    (from May 14, 1999)               $    9.750   $    6.250   $    1.094   $    0.563
  Fourth Fiscal Quarter                    7.375        6.063        0.906        0.500
Fiscal 2000 ending September 30, 2000:
  First Fiscal Quarter                     7.969        6.000        0.750        0.438
  Second Fiscal Quarter                   14.250        7.875        2.813        0.625
  Third Fiscal Quarter                    13.875        9.000        2.375        0.906
  Fourth Fiscal Quarter                   10.250        7.125        1.516        0.531
Fiscal 2001 ending September 30, 2001:
  First Fiscal Quarter                      8.00        4.063        0.875        0.125
  Second Fiscal Quarter                     5.25         4.25        0.313        0.094
  Third Fiscal Quarter                     4.625         4.00        0.156         0.10
  Fourth Fiscal Quarter                     4.52         1.80         0.20         0.05
Fiscal 2002 ending September 30, 2002:
  First Fiscal Quarter                      4.00         0.34          n/a          n/a
  Second Fiscal Quarter                     0.47         0.08          n/a          n/a
  Third Fiscal Quarter                      0.14        0.033          n/a          n/a
  Fourth Fiscal Quarter                    0.035        0.001          n/a          n/a

Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded.

Last Reported Price. On September 30, 2004, the last reported bid price of the common stock reported on the National Quotation Bureau Pink Sheets was $0.0001 per share.

Holders. As of September 30, 2004, there were 70 holders of record of the common stock. We believe that we have in excess of 850 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer and warrant agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock Regulation. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Sale of Unregistered Securities. Details concerning the sale of all unregistered securities during the period are set out in Note 9.
Stockholders' Equity of the Financial Statements below.

Stock Incentive Plans. Details concerning the activities and status of our stock incentive plan during the period are set out in Note 9.
Stockholders' Equity of the Financial Statements below.


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

OVERVIEW

Prior to May 20, 2002, we provided basic voice mail, call routing, advanced integrated voice and fax messaging, and live answering services to small businesses in several major urban markets. These services enabled businesses to improve the handling of incoming calls and facilitated more efficient communication between employees, customers, suppliers and other key relationships. We also provided basic voice mail and paging services to consumers.

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

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis business for protection under Chapter 11 on November 20, 2002 (Subsequent Events below), we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

Without any remaining operating businesses or income, we have subsequently been able to negotiate settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

We currently intend to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

PLAN OF OPERATION

Our plan of operations is to acquire a company that will have experienced management and opportunities for growth in exchange for shares of our common stock. There is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

LIQUIDITY AND CAPITAL RESOURCES

In the fiscal year ended September 30, 2002, we met our operating requirements through cash provided from discontinued operations, but ceased to make the majority of scheduled payments on equipment leases and loans. Furthermore our cash flow position continued to decline as customer attrition exceeded the level of new sales. As of September 30, 2002 we had $147,000 cash on hand and no additional borrowing facilities.

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

Throughout the majority of fiscal 2002, we, as co-borrower or guarantor of various loans and leases of our subsidiary companies, were also in default on our obligations to these various other lenders and leasing companies.

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

Effective September 30, 2002 we sold the business and assets of our Florida operating business ('VoiceLink of Florida, Inc.') for $29,000. The sale proceeds left a shortfall on a liability to a certain creditor guaranteed by us that was subsequently settled by mutual agreement.

Our working capital as at September 30, 2002 was negative $(138,000). $(97,000) of this negative balance was the result of reclassifying the long-term portion of a capital lease as a current liability due to the acceleration clause contained within the lease. In addition, $39,000 had been accrued in respect of costs related to the early repayment of the lease relating to unearned interest.

As at September 30, 2002 we were guarantor or co-borrower on $1.6 million of operating leases and $4.7 million of debt of the discontinued businesses of our subsidiary companies.

While initial indications from Santa Fe Capital Group were that the sale of the operating businesses should generate sufficient sale proceeds to repay all outstanding debt, actual sales proceeds were substantially less than anticipated and eventually resulted in shortfalls in payments to certain creditors (Subsequent Events below).

As reported in the Form 8-K filed on October 18, 2002, we subsequently failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002, Westburg Media Capital LLP notified us of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving shortfalls to certain creditors guaranteed by us (Subsequent Events below). Nigel V. Alexander, our then Chief Executive Officer and a director, purchased the business and assets of the Denver operation at the public auction.

As reported in the Form 8-K filed on November 27, 2002, our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 (Subsequent Events below) and from that date we had no further beneficial interest in the Indianapolis business.

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of our Indianapolis operating business for Chapter 11 protection on November 20, 2002 (Subsequent Events below), we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

Without any remaining operating businesses or income, during fiscal 2003 and 2004 we have subsequently been able to negotiate a settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

It is our current intention to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the Financial Statements below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments we had entered into in respect of the businesses of our discontinued operations are set out in our financial statements below and have all been satisfied my mutually agreed negotiations with the relevant creditors


FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER
30, 2001.

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

General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2002 were $260,000 compared to $360,000 for the fiscal year ended September 30, 2001, a reduction of $100,000 or 28 percent. The majority of this decrease related to reduced levels of professional fees incurred.

Costs associated with unsuccessful equity offerings. Offering costs totaling $605,000 incurred on unsuccessful equity offerings were written off in the fiscal year ended September 30, 2001. There were no similar expenses in the fiscal year ended September 30, 2002.

Write down of intangible and fixed assets due to estimated impairment in value. In the twelve months ended September 30, 2002 we wrote off $196,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note receivable was written down to the estimated market value of the underlying security for the note receivable - 150,000 shares of our common stock. In the twelve months ended September 30, 2001 we similarly wrote off $225,000 in respect of the note receivable.

Loss from Operations. Loss from operations was $456,000 for the fiscal year ended September 30, 2002 compared to $1,191,000 for the fiscal year ended September 30, 2001, a decrease of $735,000 or 62 percent due to the factors discussed above.

Interest Income (Expense), Net. Net interest expense for the fiscal year ended September 30, 2002 was $(53,000) compared to net interest income of $31,000 for the fiscal year ended September 30, 2001, a decrease of $84,000 or 270 percent. $56,000 of the difference related to interest on a capital lease taken out in November 2001, $39,000 of which related an additional accrual for costs related to the anticipated early repayment of the lease in respect of unearned interest. A further $53,000 relates to interest income on a note receivable from a former owner of a business purchased by us which was recognized in the fiscal year 2001 compared to no interest income recognized on the note receivable in the fiscal year 2002. These variances were offset by interest expense of $25,000 on a margin facility which was incurred in fiscal year ended September 30, 2001 but which was repaid in full before the beginning of fiscal 2002.

Provision for Income Taxes. No provision for income taxes was required in either fiscal 2002 or 2001 as we generated significant tax losses in both years.

Extraordinary Item, net of tax. In the twelve months ended September 30, 2002 we recorded a $68,000 extraordinary gain relating a negotiated settlement reached with one of our creditors for less than the originally contracted amount. No such item arose during fiscal 2001.

Profit / (Loss) from Discontinued Operations. In the twelve months ended September 30, 2002 we recorded a profit of $88,000 on discontinued activities compared to a loss of $(9,346,000) for the twelve months ended September 30, 2001, a variance of $9,434,000. In the fiscal year ended September 30, 2001 we recognized a write down of $5,607,000 in respect of the value of our discontinued operations and trading losses of $3,739,000. In fiscal 2002, no additional write down was required and our discontinued business generated a trading profit of $88,000 largely due to the sale of the live telephone answering service in Indianapolis for $443,000 and aggressive cost cutting throughout the operations.

Revenue from discontinued activities in the twelve months ended September 30, 2002 was $8,445,000 compared to $11,284,000 in the twelve months ended September 30, 2001. The decline in revenue from discontinued operations arose due to the fact that customer attrition exceed the level of new sales throughout the period and also due to the sale of the live telephone answering services in Indianapolis in March 2002.

Net Loss and Comprehensive Loss. We reported a net loss of $(352,000) for the fiscal year ended September 30, 2002, compared to a net loss of $(10,506,000) for the fiscal year ended September 30, 2001, a decrease of $(10,154,000) due to the factors outlined above. For the fiscal year 2002 the comprehensive loss was identical to the net loss. The comprehensive loss for the fiscal year ended September 30, 2001 was $(10,505,000), $1,000 less than the net loss. This difference was due to the reversal of a brought forward provision for unrealized losses on our portfolio of marketable securities, which were held as available for sale investments.

CASH FLOW INFORMATION

For the twelve months ended September 30, 2002, net cash used in operations was $(205,000) compared to net cash used in operations in the twelve months ended September 30, 2001 of $ (159,000), a variance of $46,000 or 29 percent. The net loss, adjusted for non-cash items fell from $(9,940,000) to $(203,000) largely due to the variance in the profit / (loss) on discontinued activities as described above. The movement in funds arising from changes in operating assts and liabilities changed form a positive contribution of $9,781,000 in fiscal 2001 to a negative consumption of $(2,000) in fiscal 2002 again largely due to the movement in liabilities of discontinued operations.

Net cash provided by investing activities was $6,000 in the year ended September 30, 2002, $955,000 less than the $961,000 provided by investing activities in the prior year. The variance related largely to $796,000 received as proceeds from the sale of marketable securities which was realized in fiscal 2001, $165,000 to the write off of deferred costs of equity raising in fiscal 2001 offset by $6,000 received by us in fiscal 2002 on the sale of our 150,000 shares of common stock held by us as security on a note receivable from a former owner of a business purchase by us.

Cash flow from financing activities was $51,000 for the twelve months ended September 30, 2002 compared to $(519,000) cash used in financing operations in the prior year, an increase of $570,000, or 110 percent. In fiscal 2001 we repaid a $519,000 margin loan facility, while in fiscal 2002 we raised $50,000 equity through a private placement to a private investor and almost $1,000 through the exercise of employee stock options.

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

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

SUBSEQUENT EVENTS

As reported in the Form 8-K filed on October 18, 2002, effective July 31, 2002 we, as co-borrower with its subsidiary company, Multi-Link Communications, Inc., failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002 Westburg Media Capital LLP notified us of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, effective October 30, 2002 the business and assets of our Denver ('Multi-Link Communications, Inc.'), Atlanta ('VoiceLink, Inc.') and Raleigh ('One Touch, Inc.') operations were sold at public auction under bank foreclosure for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations. Nigel V. Alexander our then Chief Executive Officer and a one of our directors, purchased the business and assets of our Denver operating business in the public auction. The sale proceeds left shortfalls on liabilities to certain creditors guaranteed by us that were subsequently settled by mutual agreement.

As also reported in the Form 8-K filed on November 6, 2002, effective October 31, 2002 Nigel V. Alexander resigned his position as a member of the Board of Directors and as our Chief Executive Officer, effective November 5, 2002, David J. Cutler, our Chief Financial Officer, was appointed to our Board of Directors and effective November 6, 2002 Shawn B. Stickle resigned his position as a member of the Board of Directors and as our President.

As reported in the Form 8-K filed on November 27, 2002, effective November 20, 2002 our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code and from that date we had no further beneficial interest in the Indianapolis business.

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis business for protection under Chapter 11 on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction.

Without any remaining operating businesses or income, during fiscal 2003 and 2004 we were subsequently able to negotiate a settlement of all of our shortfalls to creditors with our remaining resources but are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 we appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP.

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

The factors affecting our future performance changed dramatically as a result of the sale our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis operating business for protection under Chapter 11 on November 20, 2002. Rather than an operating business, our business is to acquire a company that will have experienced management and opportunities for growth in return for shares of our common stock. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

OUR MAJORITY STOCKHOLDER HAS THE ABILITY TO EFFECTIVELY CONTROL
SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction. David J. Cutler purchased a further 400,000 in the open market bringing his total ownership to 14,400,000 shares or 72.4 percent of our issued and outstanding common stock. Accordingly, David
J. Cutler can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

For the years ended September 30, 2002 and 2001 we reported net losses of $352,241 and $10,505,739 respectively and an accumulated deficit of $137,580 as at September 30, 2002. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended September 30, 2002 and 2001 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and our existing cash balances are insufficient to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt or equity we will be unable to meet our ongoing operating expenses. On a longer term basis, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPEETITION FOR, BUSINESS OPPORTUNITIES AND
COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.


WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS
COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

WE ARE OUT OF COMPLIANCE WITH THE LISTING REQUIREMENTS OF THE NASDAQ SALLCAP MARKET AND THE OVER THE COUNTER BULLETIN BOARD

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

In order to conserve our financial resources in fiscal 2002, we elected not to incur the costs involved to retain our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible for trading on the over the counter bulletin board and now continue to be listed solely on the National Quotation Bureau Pink Sheets under the symbol MLNK.PK.

It is our current intention to bring all required fillings up to date and seek to be re-listed on the over the counter bulletin board. However, at this stage we cannot guarantee that we will be able to achieve re-listing on the over the counter bulletin board. Failure to be re-listed on the over the counter bulletin board may adversely effective our ability to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our stock is currently traded on the National Quotation Bureau Pink Sheets. Our stock is subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.


                         ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 27.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 we appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP

We had no disagreements with either of our auditors.

                   ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of September 30, 2002 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported with in the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

Management does not expect that the Controls will prevent all errors. No matter how well designed, Controls cannot provide absolute assurance that the system's objectives will be met. Due to resource constraints, the design of Controls must be considered relative to their costs. No evaluation can provide absolute assurance that all of the Company's control issues will be detected and corrected. Controls can be circumvented by individual acts, by collusion of two or more people or by override of the controls. We have had only limited operations as of the Evaluation Date and the Controls in place at that time may be inadequate for future operations.

After evaluating the effectiveness of our Controls, Mr.Cutler concluded that as of the Evaluation Date, our Controls were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this Form 10-KSB was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken. However, it should be noted that we intend to acquire another operating business. The Controls necessary for such new operations will, in all likelihood, be significantly different from the current Controls.



                                PART III

           ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                           THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Effective September 30, 2002 our directors and executive officers are as follows:

     NAME             AGE       POSITION
------------------   -----   ----------------------------------------
Nigel V. Alexander     41     Chief Executive Officer, Treasurer,
                               Secretary and Director
Shawn B. Stickle       37     President, and Director
David J. Cutler        46     Chief Financial Officer

Mr. Stillahn resigned as a director during fiscal 2002.

As reported in the Form 8-K filed on November 6, 2002:

Mr. Alexander subsequently resigned as Chief Executive Officer,
Treasurer, Secretary and Director effective October 31, 2002.

Mr. Cutler, the Company's Chief Financial Officer, was appointed as a Director on November 5, 2002.

Mr. Stickle resigned as President and Director on November 6, 2002.

The board of directors was separated into three staggered classes with each class standing for re-election every third year. Each director held office until the expiration of the director's term, until the director's successor had been duly elected and qualified or until the earlier of their resignation, removal or death. All of our officers devoted full-time to our business and affairs through December 2002 after which Mr. Cutler devoted time to our affairs as required. Nigel
V. Alexander - Chief Executive Officer, Secretary, Treasurer and Director. Mr. Alexander co-founded Multi-Link in 1996. Mr. Alexander had served since that time as a Managing Director and subsequently as Chief Executive Officer with responsibility for financing, strategic planning and mergers and acquisitions. Mr. Alexander's term as a director ended in 2001. Since January 1996, Mr. Alexander had been the sole owner of Octagon Strategies, Inc., a consultant to us. From September 1994 until founding Multi-Link, Mr. Alexander conducted research into the telecommunications industry to identify the business opportunity we were now pursuing. Mr. Alexander is an Associate of the British Chartered Institute of Bankers. He has over 15 years experience in merchant banking, mergers and acquisitions and corporate finance, including ten years as a merchant banker in London, England and Geneva, Switzerland with Henry Ansbacher & Co. and the Paribas Group.

On October 30, 2002 Mr. Alexander purchased the business and assets of our Denver operations in the public auction held under bank foreclosure.

Mr. Alexander subsequently resigned as Chief Executive Officer,
Treasurer, Secretary and Director effective October 31, 2002.

Shawn B. Stickle - President, and Director. Mr. Stickle co-founded Multi-Link in 1996. Mr. Stickle had served since that time as a Managing Director and subsequently as our President. Mr. Stickle's term as a director ended in 2002. From February 1995 until January 1996, Mr. Stickle was employed as Executive Vice President of Voice Service, Inc. From 1987 to March 1994, Mr. Stickle was Sales and Marketing Manager for T.A. Pelsue Company, a manufacturer of telecommunications products. Mr. Stickle attended the University of Colorado with an emphasis in Business Administration and Marketing, and is a certified ISO 9000 Quality Assurance Advisor.

Mr. Stickle resigned as President and Director on November 6, 2002.

David J. Cutler - Chief Financial Officer. Mr. Cutler joined us in February 1999 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States.
Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies - Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as an Associate of the Institute of Taxation with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management and a Certified Valuation Analyst of the National Association of Certified Valuation Analysts.

Mr. Cutler was appointed as a Director on November 5, 2002.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

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

However, following the resignation of our sole non-executive director, Mr Stillahn during fiscal 2002, we had no directors as members of the compensation or audit committee.

In the absence of a separate audit committee our Board of Directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were filed in compliance with all applicable requirements.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate erson or persons identified in the code; and

  Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.


                    ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for services rendered during the fiscal years ended September 30, 2002, 2001, 2000, and 1999, to Nigel V. Alexander. No other executive officer earned or was paid compensation of more than $100,000 for the years ended September 30, 2002, 2001, 2000 and 1999. We paid consulting fees to Octagon Strategies, Inc. ("Octagon") for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel
V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

                                 FISCAL YEAR
                                    ENDED        ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION     SEPTEMBER 30,    SALARY       BONUS
---------------------------     ------------   ----------   ----------
Nigel V. Alexander
  Chief Executive Officer,
  Secretary and Treasurer           2002       $  108,000            -
                                    2001       $   96,879            -
                                    2000       $  103,999   $   11,222
                                    1999       $   45,551            -

The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all of our employees such as group health insurance, long-term disability insurance, vacation and sick leave.

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective January 1, 1999, we entered into three-year agreements with Octagon and Shawn B. Stickle. The agreements required that Messrs. Alexander and Stickle devote their full business time to us, may only be terminated by us for "cause," as defined in the agreements, and may be terminated with or without cause by Octagon or Mr. Stickle. If we terminated the agreements without cause, Octagon and Mr. Stickle were entitled to receive lump sum payments equal to the greater of the compensation payable pursuant to the agreements for the remaining terms thereof or one year's annual payments. The agreements also contained confidentiality and non-compete provisions. The contracts provided for annual salary and consulting payments that were subject to periodic increases from time to time at the sole discretion of the compensation committee of the Board of Directors. In addition, both were eligible to receive bonuses based upon our profitability, growth, share price and other factors determined and adjusted periodically by the compensation committee.

These three-year agreements expired in January 2002 after which Messrs Alexander and Stickle continued their employment on a month to month basis.

Mr. Alexander subsequently resigned as Chief Executive Officer,
Treasurer, Secretary and Director effective October 31, 2002 and Mr. Stickle resigned as President and Director on November 6, 2002.

KEY PERSON LIFE INSURANCE POLICIES

We had key person life insurance policies in the amount of $1,000,000 each on both Nigel V. Alexander and Shawn B. Stickle which terminated during fiscal 2002 and which were not renewed.

DIRECTOR COMPENSATION

Our employee directors did not receive any compensation for their services as directors. Non-employee directors received compensation of $250.00 per meeting and were entitled to reimbursement of travel and other expenses.

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

The stock option plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options, reload options and stock appreciation rights. The stock option plan is currently administered by the compensation committee of the board of directors, or in the absence of a compensation committee, by the board of directors itself, which determines the terms and conditions of the options granted under the stock option plan, including the exercise price, the number of shares subject to a particular option and the period over which options vest.

The exercise price of all incentive stock options granted under the stock option plan must be at least equal to the fair market value of our common stock on the date of grant and must be 110 percent of fair market value when granted to a 10 percent or more stockholder. Under the stock option plan, the exercise price of all non-qualified stock options granted under the stock option plan may be less than the fair market value of the common stock on the date of grant. The term of all options granted under the stock option plan may not exceed ten years, except the term of incentive stock options granted to a 10 percent or more stockholder may not exceed five years. The stock option plan may be amended or terminated by the board of directors, but no such action may impair the rights of a participant under a previously granted option.

The stock option plan provides the board of directors or the compensation committee with the discretion to determine when options granted under the stock option plan shall become exercisable and the vesting period of such options.

At September 30, 2001 we had issued options to purchase 799,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $6.13 per share. The options expired on various dates between March 30, 2005, and March 30, 2011. Of the issued options, 91,603 had been exercised and 188,850 had been cancelled, which meant that 519,127 options were currently issued and outstanding.

In January 2002, 39,925 shares of common stock were issued at an exercise price of $0.017 per share in respect of vested stock options.

Effective June 15, 2002, with the average exercise price in excess of $6.00 and our actual share price at $0.05, all option holders, excluding Messrs. Alexander and Stickle, voluntarily tendered their stock options for cancellation which in view of our declining share price had effectively become worthless. Effective June 15, 2002 our Board agreed to issue 320,000 stock options to both Nigel V. Alexander and Shawn B. Stickle at the closing market price of $0.05. These stock options were subsequently cancelled on the resignation of Messrs. Alexander and Stickle on October 31 and November 6, 2002 respectively.

At September 30, 2002 we had issued options to purchase 1,439,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 556,449 had been cancelled, which meant that 660,000 options were currently issued and outstanding.

No reload options or stock appreciation rights have been granted pursuant to the stock option plan.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 31, 2002, by:

     each person who is known by Multi-Link to own beneficially more than 5 percent of Multi-Link's outstanding common stock, each of Multi-Link's named executive officers and directors, and all executive officers and directors as a group.

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

NAME AND ADDRESS OF                            NUMBER OF   PERCENT OF
BENEFICIAL OWNER                                SHARES    OUTSTANDING
--------------------                          ----------   ----------
Executive Officers and Directors                       -            -
                                              ----------   ----------
All  executive  officers and
  directors as a group.                                -            -

Other Beneficial Owners
George P Caukins III                         1,205,000         20.5
  518 17th Street, 1700, Denver, CO, 80202
Shawn B. Stickle                               558,250          9.5
  401 South Ingalls, Lakewood, CO, 80226
Nigel V. Alexander                             430,250          7.3
  1615 Osceola Street, Denver, CO, 80204
Telcom Sales Associates, Inc.                  400,000          6.8
  8345 West 16th Avenue, Lakewood, CO, 80215
Glenayre Technologies, Inc                     364,439          6.2
  11360 Lakefield Drive, Duluth, GA 30097

In the foregoing table the common stock beneficially owned by:

Nigel V. Alexander and Shawn B. Stickle included an aggregate of 200,000 shares of common stock held in escrow. As a condition to the initial public offering, Nigel V. Alexander and Shawn B. Stickle were each required to deposit 100,000 shares of common stock in an escrow account pursuant to an agreement with Computershare Trust Company, Inc. and Schneider Securities, Inc., the lead IPO underwriter. The common stock deposited in the escrow account will be released on the earlier to occur of (a) Multi-Link achieving basic net income of at least $0.75 per share and the common stock having a bid price of at least $15.00 per share for the year ended and as of September 30, 2000, or (b) Multi-Link achieving basic net income of at least $1.25 per share and a bid price of at least $25.00 per share for the year ended and as of September 30, 2001, or (c) a property exchange, or sale of all or substantially all of the assets or stock of Multi-Link if any such transaction is approved by the holders of a majority of the outstanding shares of common stock (excluding the shares in escrow), and (d) May 14, 2006. For purposes of determining the release from escrow, net income will include the effects of any extraordinary items and will be based on basic net income per share and on the audited financial statements of Multi-Link for the respective periods. The shares of common stock held in escrow are not transferable or assignable, although the stockholders may vote them. The earnings levels and per share prices set forth above were determined by negotiation between Multi-Link and Schneider Securities, Inc., and should not be construed to imply or predict any future earnings by Multi-Link or the market price of the common stock.

Nigel V. Alexander and Shawn B. Stickle includes 10,000 shares underlying options held by each person that are exercisable within the next 60 days.

Glenayre Technologies includes 100,000 shares underlying warrants that are exercisable within the next 60 days.

The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of September 30, 2004, by:

     each person who is known by Multi-Link to own beneficially more than 5 percent of Multi-Link's outstanding common stock,

     each of Multi-Link's named executive officers and directors, and all executive officers and directors as a group.

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

NAME AND ADDRESS OF                            NUMBER OF   PERCENT OF
BENEFICIAL OWNER                                SHARES    OUTSTANDING
--------------------                          ----------   ----------
David J. Cutler                               14,400,000         72.4
                                              ----------   ----------
All  executive  officers and
  directors as a group.                       14,400,000         72.4

Other Beneficial Owners--
George P Caukins III                           1,205,000         6.01
  518 17th Street, 1700, Denver, CO, 80202

Information concerning stock options and warrants issued by the Company and set out in Note 9 Stockholders Equity of our financial statements below.


        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As reported in the Form 8-K filed on November 6, 2002, effective October 30, 2002 the business and assets of our Denver ('Multi-Link Communications, Inc.'), Atlanta ('VoiceLink, Inc.') and Raleigh ('One Touch, Inc.') operations were sold at public auction under bank foreclosure for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations. The sale proceeds left shortfalls on liabilities to certain creditors guaranteed by us that were subsequently settled by mutual agreement Nigel V Alexander, our then Chief Executive Officer and a director, purchased the business and assets of our Denver operating business in the public auction.

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction.

               ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER         DESCRIPTION AND METHOD OF FILING
-------     -------------------------------------------------------
  3.1       Restated Articles of Incorporation filed on May 18,
             1998.(1)

  3.2       Amendments to Restated Articles of Incorporation filed on
             February 2, 1999 (1)

  4.4       Form of Warrant Agreement between the Registrant and
             American Securities Transfer and Trust, Inc. (1)

  4.5       Form of Escrow Agreement.(1)

  4.6       Forms of Lock-Up Agreements.(1)

  4.7       Form of Representative's Option for the Purchase of
             Units (1)

  4.8       Form of Warrant Exercise Fee Agreement between Schneider
             Securities, Inc., American Securities Transfer & Trust, Inc. and the Registrant. (1)

  4.9       Amendment to Borrowing Agreement dated April 15, 1999
             between Westburg Media Capital L.P., the Registrant and Multi-Link Communications, Inc.(1)

  4.10      Registration Rights Agreement dated April 15, 1999
             between Westburg Media Capital L.P. and the
             Registrant.(1)

  4.11      Common Stock Purchase Warrant entitling Glenayre
             Technologies, Inc. to purchase 100,000 shares of Multi-Link Common Stock.(5)

  4.12      Registration Rights Agreement dated as of June 30, 2000
             between the Registrant and Glenayre Technologies, Inc.(5)

  10.1      Stock Option Plan.(1)

  10.2      First Amendment to Stock Option Plan.(1)

  10.5      US West Communications Digital Switched Service Rate
             Stability Plan Agreements.(1)

  10.6      Consulting Agreement between the Registrant and Octagon
             Strategies, Inc.(1)

  10.7      Employment Agreement between the Registrant and Shawn B.
             Stickle.(1)

  10.8      Lease Agreement dated March 29, 1999 between the
             Registrant and Lakeside Holdings, L.L.C., as amended.(1)

  10.9      Promissory Note dated September 30, 1998 from Registrant to
             Octagon Strategies, Inc.(1)

  10.10     Promissory Note dated September 30, 1998 from Registrant to
             Shawn B. Stickle.(1)

  10.11     Promissory Note dated April 14, 1999 from Registrant to
             Westburg Media Capital, L.P.(1)

  10.12     Agreement for Sale and Purchase of Assets and Exhibits A
             and B dated September 17, 1999 by and among Hellyer Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link Telecommunications, Inc., and HC Acquisition Corp.(3)

  10.14     Amended and Restated Asset Purchase Agreement dated
             November 17, 1999 by and among Hellyer Communications, Inc., Jerry L. Hellyer, Sr., Multi-Link
             Telecommunications, Inc. and Hellyer Communications
             Services, Inc. (without exhibits).(4)

  10.15     Loan Agreement dated November 17, 1999 by and between
             Multi-Link Telecommunications, Inc. and Jerry L.
             Hellyer, Sr.(4)

  10.16     Promissory Note dated November 17, 1999 by and between
             Multi-Link Telecommunications, Inc. and Jerry L.
             Hellyer, Sr.(4)

  10.17     Pledge and Security Agreement by and between Multi-Link
             Telecommunications, Inc. and Jerry L. Hellyer, Sr.(4)

  10.18     Purchase Agreement dated November 22, 1999 by and between
             B.F.G. of Illinois, Inc., Multi-Link Telecommunications, Inc. and Hellyer Communications Services, Inc.(8)

  10.19     Asset Purchase Agreement dated December 22, 1999 by and
             among One Touch Communications, Inc., David G. Webster, Eric C. Beguelin, Multi-Link Telecommunications, Inc. and One Touch Communications, Inc.(8)

  10.20     Stock Purchase Agreement dated March 25, 2000 by and among
             Multi-Link Telecommunications, Inc., VoiceLink, Inc.,
             L. Van Page and Larry Mays (without exhibits).(5)

  10.21     Registration Rights Agreement dated March 31, 2000 by and
             among L. Van Page, Larry Mays, Nigel V. Alexander, Shawn
             B. Stickle and Multi-Link Telecommunications, Inc.(5)

  10.22     Letter of Intent by and between Multi-Link
             Telecommunications, Inc. and Glenayre Technologies, Inc. dated as of May 17, 2000.(6)

  10.23     Securities Purchase Agreement dated as of June 30, 2000
             between Multi-Link Telecommunications, Inc. and Glenayre Technologies, Inc.(7)

  10.24     Volume Purchase Agreement dated as of June 30, 2000 between
             Multi-Link Telecommunications, Inc. and Glenayre
             Electronics, Inc.(7)

  10.25     Form of Exercise Fee Agreement.(2)

  16        Letter from James E. Scheifley & Associates, PC confirming the circumstances pursuant to which James E. Scheifley & Associates, PC resigned as Registrant's principal independent accountants.(1)

  21        Subsidiaries of the Registrant.(8)

  23.1      Consent of HEIN and ASSOCIATES LLP.


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

(8) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2001

(9) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on March 25, 2002.
  (b)  Reports on Form 8-K
  (1) On March 25, 2002 we filed a Form 8-K announcing the restructuring of the loan with Westburg Media Capital, LP and the sale of the telephone answering business.



            ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $17,000and $104,000, respectively, from Hein & Associates LLP for the fiscal years 2002 and
2001.   The fees for 2001 were in respect of the annual audit and for review of our consolidated financial statements included in its Forms
10-QSB for the 2001 fiscal year.   In fiscal 2002 we incurred costs in
respect of the review of the our consolidated financial statements included in our Forms 10-QSB for the first two quarters of the 2002 fiscal year but in order to conserve financial resources incurred no further fees in respect of further reviews of the our consolidated financial statements or an annual audit in respect of the 2002 fiscal year.

Tax Fees

We did not incur any tax fees to Hein & Associates LLP. for the fiscal years 2002 and 2001 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other professional fees to Hein & Associates LLP. for the fiscal years 2002 and 2001.

The Audit Committee, or in the absence of an audit committee, the Board of Directors, considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2002 and 2001 were approved by the Audit Committee or the Board of Directors pursuant to its policies and procedures.

As reported in the Form 8-K filed on September 14, 2004 the Company appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP.

                      INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                           ----------

INDEPENDENT AUDITOR'S REPORT                                   28

CONSOLIDATED BALANCE SHEET -- September 30, 2002               29

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years
  Ended September 30, 2001 and 2002                            30

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY -- For the Years Ended September  30, 2001 and 2002   31

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years
  Ended September 30, 2001 and 2002                            32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     33

                     INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Multi-Link Telecommunications, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the
Company will continue as a going concern.     As discussed in Note 2 to
the financial statements, the Company had suffered significant losses in fiscal 2002, had a working capital deficit as of September 30, 2002 and had been unable to make its scheduled debt repayments in the
previous twelve months.     Management's plans to address these matters
are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JAMES E SCHEIFLEY & ASSOCIATES, P.C.


Denver, Colorado
August 4, 2004

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEET


                                                           September
                                                            30, 2002
                                                           ----------
          ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $  147,299
                                                           ----------
    Total current assets                                      147,299
                                                           ----------
      TOTAL ASSETS                                         $  147,299
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $   34,260
Net liabilities of discontinued operations                    139,086
Capital lease                                                 111,533
                                                           ----------
    Total current liabilities                                 284,879

COMMITMENTS AND CONTINGENCIES (Notes 2, 8 and 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares
  authorized; none issued                                           -
Common stock, no par value; 20,000,000 shares
  authorized, 5,886,935 shares issued and outstanding      12,567,188
Accumulated deficit                                       (12,704,768)
                                                           ----------
    Total stockholders' deficit                              (137,580)
                                                           ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  147,299
                                                           ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                   SEPTEMBER 30,
                                                 2001         2002
                                              ----------   ----------
General and administrative                       360,326      259,629
Costs associated with unsuccessful equity
  offerings                                      605,189            -
Write down of other assets due to estimated
  impairment in value                            225,099      196,125
                                              ----------   ----------

OPERATING LOSS                                (1,190,614)    (455,754)

Interest and related income (expense), net        31,373      (52,841)
                                              ----------   ----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                        (1,159,241)    (508,595)

Provision for income tax                               -            -
                                              ----------   ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM                          (1,159,241)    (508,595)

Extraordinary Item, net of tax                         -       67,900
                                              ----------   ---------- -

LOSS FROM CONTINUING OPERATIONS AFTER
  EXTRAORDINARY ITEM                          (1,221,987)    (440,695)

Income / (Loss) from Discontinued Operations  (9,346,498)      88,454
                                              ----------   ----------

NET LOSS                                     (10,505,739)    (352,241)
                                              ----------   ----------

NET (LOSS) PER COMMON SHARE
  Continuing Operations before
    Extraordinary Item                        $    (0.28)  $    (0.10)
  Extraordinary Item                               (0.00)        0.01
  Discontinued Operations                          (2.23)        0.02
                                              ----------   ----------
                                              $    (2.51)  $    (0.07)
                                              ----------   ----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     4,181,805    4,934,462
                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statement

                  MULTI-LINK TELECOMMUNICATIONS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2002

                                                    COMMON STOCK       ACCUMULATED
                                                SHARES       AMOUNT       DEFICIT
                                              ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2000                   4,084,650  $11,857,232  $(1,846,788)

Comprehensive income:
  Net loss                                             -            -  (10,505,739)
  Reverse unrealized loss on marketable
   securities comprehensive loss                       -            -            -
Common stock issued for purchase of fixed
  assets                                         125,000      251,250            -
Common stock issued for services                  92,000      340,609            -
Common stock issued for purchase of subscriber
  accounts                                        85,000      302,250            -
Reclassify Note Receivable as a contra equity
  account                                              -            -            -
Exercise of options                                  360          152            -
                                              ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2001                   4,387,010   12,751,493  (12,352,527)

  Net loss and Comprehensive loss                      -            -     (352,241)
  Common stock issued for services                60,000       21,000            -
  Exercise of options                             39,925          679            -
  Common stock issued in acquisition of Telcom
   Sales Associates, Inc.                        400,000       16,000            -
  Common stock issued in private placement     1,000,000       50,000            -
     Write down in value of shares issued for
      software and services                            -     (271,984)           -
    Write down note receivable to value of
      underlying security                              -            -            -
    Funds received from sale of security for
      loan note                                        -            -            -
                                              ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2002                   5,886,935  $12,567,188 $(12,704,769)
                                              ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(CONTINUED)      FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2002

                                                   ACCUMULATED
                                                      OTHER
                                                    COMPRE-      COMPRE-
                                                       HENSIVE      HENSIVE
                                          NOTE        INCOME       INCOME
                                       RECEIVABLE     (LOSS)       (LOSS)        TOTAL
                                       ----------   ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2000                    -   $     (669)  $        -  $10,009,775

Comprehensive income:
  Net loss                                      -            -  (10,505,739) (10,505,739)
  Reverse unrealized loss on marketable
   securities comprehensive loss                -          669          669          669
Common stock issued for purchase of fixed
  assets                                        -            -            -      251,250
Common stock issued for services                -            -            -      340,609
Common stock issued for purchase of subscriber
  accounts                                      -            -            -      302,250
Reclassify Note Receivable as a contra equity
  account                                (202,005)           -            -     (202,005)
Exercise of options                             -            -            -          152
                                       ----------   ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2001             (202,005)           -  (10,505,070)     196,961

  Net loss and Comprehensive loss               -            -     (352,241)    (352,241)
  Common stock issued for services              -            -            -       21,000
  Exercise of options                           -            -            -          679
  Common stock issued in acquisition of Telcom
   Sales Associates, Inc.                       -            -            -       16,000
  Common stock issued in private placement      -            -            -       50,000
     Write down in value of shares issued for
      software and services                     -            -            -     (271,984)
    Write down note receivable to value of
      underlying security                 196,125            -            -      196,125
    Funds received from sale of security for
      loan note                             5,880            -            -        5,880
                                       ----------   ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2002           $        -   $        -   $ (352,241)  $ (137,581)
                                       ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED
                                                   SEPTEMBER 30,
                                                 2001         2002
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(10,505,739)  $ (352,241)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Common stock issued for services                 340,609       21,000
Provision against note receivable                225,099      196,125
Extraordinary gain on payment of accounts payable      -      (67,900)
Changes in operating assets and liabilities:
  (Increase)/decrease in prepaid expenses         (2,752)       8,914
  Increase/(decrease) in liabilities of
   discontinued operations                     9,569,295      238,289
  Increase/(decrease) in accounts payable        168,993     (204,019)
  Increase/(decrease) in accrued expenses         45,000      (45,000)
                                              ----------   ----------
    Net cash used in operating activities       (159,495)    (204,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities       95,764            -
Proceeds from sale of security for note receivable     -        5,880
Deferred costs                                   165,440            -
                                              ----------   ----------
    Net cash provided by investing activities    961,205        5,880

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable                        (518,659)           -
Proceeds from issuance of common stock                 -       50,000
Proceeds from the exercise of stock options          152          679
                                              ----------   ----------
    Net cash (used in) provided by financing
     activities                                 (518,507)      50,679
INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                283,203     (148,273)
CASH AND CASH EQUIVALENTS,
 at beginning of period                       $   12,369   $  295,572
                                              ==========   ==========
CASH AND CASH EQUIVALENTS,
 at end of period                             $  295,572   $  147,299
                                              ==========   ==========
Cash paid for interest                        $   25,350   $   15,882
                                              ==========   ==========
Software for subsidiary companies
 purchased on lease                           $        -   $   75,000
                                              ==========   ==========
Common stock issued for fixed assets          $  251,250   $        -
                                              ==========   ==========
Common stock issued for subscriber accounts   $  302,250   $        -
                                              ==========   ==========
Common stock issued for the business of
 Telcom Sales Associates, Inc                 $        -   $   16,000
                                              ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations
Multi-Link Telecommunications, Inc. ('Telecommunications' or 'the Company') was incorporated in the state of Colorado in January 1996 under the name Multi-Link Holdings, Inc. Multi-Link Holdings, Inc. was renamed Multi-Link Telecommunications, Inc. in May 1998. On February 15, 1996, Telecommunications acquired 97.5 percent of the issued common stock of Voice Services, Inc., a Colorado corporation. Voice Services Inc. was renamed Multi-Link Communications, Inc. ('Communications') in April 1996. In May 1996, Communications purchased a Glenayre Modular Voice Processor and launched a new range of custom designed voice and fax messaging products targeted at business users in the Denver and Boulder local calling areas. Telecommunications acquired the remaining
2.5 percent of Communications in August 1999.

During fiscal 2000 and 2001, the Company acquired a number of businesses, entities and customer bases and merged with another entity, all of which have similar product lines. As a result of these acquisitions, the Company carried on business in Denver, Colorado; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Milwaukee, Wisconsin; Raleigh, North Carolina; Atlanta, Georgia; and Ft.
Lauderdale, Florida.

During fiscal 2002, the level of the Company's cash balances and earnings before interest, tax, depreciation and amortization ('EBITDA') were insufficient to make payments on its scheduled indebtedness. Furthermore its EBITDA continued to decline as customer attrition exceeded the level of new sales. The Company continued to reduce operating costs but was unable to reduce expenses to a level that would permit the Company to adhere to its existing debt repayment schedule.

Effective May 20, 2002, the Board of Directors voted to sell all of Telecommunications' operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Effective November 20, 2002 all of the Company's operating businesses had been sold leaving shortfalls to certain creditors guaranteed by the Company or were being operated under Chapter 11 protection and in which the Company had no future beneficial interest.

Following the sale of its Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by its Indianapolis business for protection under Chapter 11 on November 20, 2002, the Company continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies.

Without any remaining operating businesses or income, during fiscal 2003 and 2004 the Company was subsequently able to negotiate settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity or debt to fund its ongoing operating expenses.

The Company currently intends to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

Principles of Consolidation
Effective May 20, 2002, the Board of Directors voted to sell all of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Deferred Costs and Other
Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. Other costs include security deposits and prepaid property leases.

Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

As of September 30, 2001, the Company was owed $427,000 on a note receivable (see Note 4) by a previous owner of a business acquired by the Company. The note receivable was collateralized by 150,000 shares of common stock in the Company with a market value of $202,000 as at September 30, 2001. Accordingly, as at September 30, 2001, the Company had written down the carrying value of this receivable by $225,000 to reflect the decrease in the value of the underlying securities and has reclassified the note receivable from Other Assets to a Contra Equity account (see Note 9 below). Subsequent to September 30, 2001 the value of security for the note receivable continued to decline and a further write down of $196,000 was required in fiscal 2002 before the 150,000 shares of common stock in the Company representing the security for the loan were finally sold for sales proceeds of approximately $6,000.

Financial Instruments
The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the note receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective annual borrowing rate.

Discontinued Operations
Effective May 20, 2002, the Board of Directors voted to sell all of the of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Revenue from discontinued activities in the twelve months ended September 30, 2002 was $8,445,000 compared to $11,284,000 in the twelve months ended September 30, 2001. The decline in the revenue from discontinued operations arose due to the fact that customer attrition exceeded the level of new sales throughout the period and also due to the sale of the live telephone answering service in Indianapolis in March 2002.

Income Taxes
The Company currently accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income (Loss)
Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2001 the Company held available-for-sale securities, and the unrealized loss on these securities has been recognized as a component of comprehensive income in the consolidated statements of stockholders' equity. As at September 30, 2001 the Company held no available-for-sale securities.

Income (Loss) Per Share
The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2000 and 2001 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

Stock-Based Compensation
As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Recently Issued Accounting Pronouncements
On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

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

Business Segments
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

Reclassification
Certain reclassifications have been made among the assets of the Company in fiscal 2001. The reclassifications had no effect on net income.


2.   LIQUIDITY:

In fiscal 2002, the level of the Company's cash balances and earnings before interest, tax, depreciation and amortization ('EBITDA') were insufficient to make payments on its scheduled indebtedness. Furthermore its EBITDA was continuing to decline as customer attrition exceeded the level of new sales. The Company continued to reduce operating costs but was unable to reduce expenses to a level that would permit the Company to adhere to its existing debt repayment schedule.

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

The Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was also in default on its obligations to various other lenders and leasing companies.

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

While initial indications from Santa Fe Capital Group, a broker hired to sell the operating businesses, were that the sale of the operating businesses should generate sufficient sale proceeds to repay all outstanding debt, actual sales proceeds were substantially less than anticipated and eventually resulted in a short fall in payment to certain creditors (Subsequent Events below).

As reported in the Form 8-K filed on October 18, 2002, the Company subsequently failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002, Westburg Media Capital LLP notified the Company of its intention to exercise its security interest in VoiceLink, Inc., One Touch
Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the business and assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving a shortfall to certain creditors (Subsequent Events below). Nigel V. Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operation at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 (Note 11 Subsequent Events below) and from that date the Company had no further beneficial interest in the Indianapolis business.

Following the sale of its Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by its Indianapolis business for protection under Chapter 11 on November 20, 2002 (Subsequent Events below), the Company continued to be the guarantor or co-borrower on $1.3 million operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with its creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

Without any remaining operating businesses or income, during fiscal 2003 and 2004 the Company has subsequently been able to negotiate settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity or debt to fund its ongoing operating expenses.

The Company currently intends to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.


3.  DISPOSITIONS:

As reported in the Form 8-K filed on March 26, 2002, effective March 2002, the Company sold its live telephone answering service in Indianapolis to Signius Corporation ('Signius'). Signius purchased the answering service customers, accounts receivable, and equipment .The Company received $443,000 in consideration, including $100,000 that was used to pay off a lease for answering service equipment with Zions Credit Corporation.

Effective September 30, 2002 the Company sold the business and assets of its Florida operating business ('VoiceLink of Florida, Inc.') for $29,000. The sale proceeds left a shortfall on a liability to a certain creditor guaranteed by the Company that was subsequently settled by mutual agreement.

Details of the Company's subsequent disposition of all of its operating businesses and assets are set out in Note 11 Subsequent Events below.


4.  NOTE RECEIVABLE:

As part of the Company's' acquisition of the business and assets of Hellyer Communications, Inc. in 1999, the Company advanced $300,000 on a note receivable to the former owner of Hellyer. The loan originally accrued interest at prime rate plus 3 percent and was repayable in full, interest and principal, on December 31, 2000 and was collateralized by 150,000 shares of common stock of the Company.

On November 14, 2000, the debtor under the note receivable filed for bankruptcy under Chapter 11, which is an event of default under the note receivable. Consequently the interest rate charged on the loan increased to a default rate of 18 percent and the legal costs and certain marketing costs authorized by the bankruptcy court were added to the balance of the note receivable. As at September 30, 2001 the balance of principal, interest and costs totaled $427,000.

As at September 30, 2001 the market value of the security for the loan was $202,000. Consequently the Company made a provision of $225,000 against the carrying value of the note receivable. In addition the Company reclassified the note receivable from Other Assets to a Contra Equity account.

Subsequent to September 30, 2001 the market value of the underlying security for the note receivable continued to decline and a further provision of $196,000 was required against the carrying value of the note receivable in fiscal 2002 before the security for the note receivable was finally sold for approximately $6,000.


5.  PREPAID EQUIPMENT:

As part of the private placement of shares to Glenayre Technologies, Inc. ('Glenayre') on June 30, 2000 the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre by June 30, 2003 at standard list price, provided that Glenayre delivered a fully functioning Unified Messaging system that meet certain defined operating standards. To fund part of these contracted purchases, Glenayre retained $800,000 of the proceeds from the issuance of the stock in an escrow account. As at September 30, 2001 Glenayre owned 264,439 shares of common stock representing approximately 4.5 percent of the outstanding common stock of the Company and held warrants to purchase a further 100,000 shares of common stock at an exercise price of $14.3625.

During fiscal 2002 and 2001 the Company purchased approximately
$800,000 of equipment from Glenayre towards satisfying this obligation. This amount was offset against the balance of prepaid equipment costs.

Assuming that Glenayre had been able to deliver a Unified Messaging system that met the specification in the volume purchase agreement, the Company's ability to satisfy its purchase obligations would have depended upon the future availability of additional debt or equity capital. As at September 30, 2002, the Company's outstanding obligation to purchase equipment from Glenayre would have approximately $1.7 million. However, given delays in the development of the Unified Messaging system and the Company's financial situation, Glenayre subsequently agreed to waive the terms of the volume purchase agreement.


6.  NET LIABILITIES OF DISCONTINUED OPERATIONS:

Effective September 30, 2002 an accrual of $139,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


7.  CAPITAL LEASE:

As at September 30, 2002 the Company had recognized a liability of $112,000 in respect of 60-month, $75,000 capital lease which the Company entered into in November 2001 with interest at 17 percent to finance the purchase of accounting and CRM software for its subsidiary companies.

As of September 30, 2002, the Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was in default on its obligations to various lenders and leasing companies. As result, an additional accrual of $39,000 had been made in respect of costs related to the early repayment of the above mentioned capital lease in respect of unearned interest and $97,000 was reclassified from long-term liabilities to current liabilities.


8.  COMMITMENTS:

As at September 30, 2002, the Company was guarantor or co-borrower on $1.6 million of operating leases and $4.7 million of debt of the discontinued businesses of its subsidiary companies.

Following the sale of its Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by its Indianapolis business for protection under Chapter 11 on November 20, 2002 (Subsequent Events below), the Company continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies.

During fiscal 2003 and 2004 the Company was subsequently able to negotiate settlements with all creditors in respect of its liabilities as a guarantor or co-borrower of all operating leases and debts of the discontinued businesses of its subsidiary companies and no longer has any outstanding liabilities with respect to the discontinued businesses of its subsidiary companies.


9.  STOCKHOLDERS' EQUITY:

Preferred Stock
The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock
During fiscal 2001, the Company issued a total of 302,360 shares of common stock with a value of $894,261 as follows:

125,000 shares of common stock, with a value at September 30, 2001 of $251,250, were issued as part consideration for the design and implementation of accounting and CRM software for the Telecommunications' subsidiary companies. As this project was not completed at the end of fiscal 2001, the value of these shares of common stock was adjusted in fiscal 2002 to reflect the market value of these shares of common stock at the date when the project was completed. As the market value of the Company's common stock has declined subsequent to the end of fiscal 2001, the value of common stock issued and the carrying value of the subscriber accounts in question were reduced in fiscal 2002

60,000 shares of common stock, with a value of $252,000, were issued in respect of the acquisition of subscriber accounts from Amerivoice.

50,000 shares of common stock, with a value of $231,250, were issued in respect of marketing services provided to the Company.

42,000 shares of common stock, with a value of $109,360 were issued to a number of consultants and advisors in respect of the Company's unsuccessful attempts to raise equity during the course of the year.

25,000 shares of common stock, with a value at September 30, 2001 of $50,250, were issued in respect to the purchase of subscriber accounts. As this transaction was not completed at the end of fiscal 2001, the value of these shares of common stock were adjusted in fiscal 2002 to reflect the market value of these shares of common stock at the date when the transaction was completed. As the market value of the Company's common stock declined subsequent to the end of fiscal 2001, the value of common stock issued and the carrying value of the subscriber accounts in question were reduced in fiscal 2002.

360 shares of common stock, with a value of $152, were issued in respect of the exercise of employee stock options.

During fiscal 2002, the Company issued a total of 1,519,925 shares of common stock were issued with a value of $88,358 as follows:

Effective December 4, 2001 the Company issued 60,000 shares of common stock, valued at $21,000, as partial payment for marketing services.

Effective January 8, 2002 the Company issued 39,925 shares of common stock on the exercise of employee stock options at a total exercise price of $679.

Effective April 30, 2002 the Company issued 400,000 shares of common stock, valued at $16,000, to purchase the business and assets of Telcom Sales Associates, Inc., a telecommunications sales and marketing business, for its Denver operating subsidiary, Multi-Link
Communications, Inc.

Effective June 12, 2002 the Company issued 1,000,000 shares of common stock, valued at $50,000, in a private placement to an individual investor to obtain working capital for the Company.

As a result of the continuing decline in the Company's share price, the value of common stock issued in fiscal 2001 as remuneration for the purchase of subscriber accounts and fixed assets was reduced by $272,000 during fiscal 2002.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with its creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

Note Receivable
During fiscal 2001, a note receivable to the former owner of Hellyer was reclassified from other assets to a contra equity account (see Note 4 above).

During fiscal 2002 the market value of the underlying security for the note receivable, 150,000 shares of the Company's common stock, continued to decline and a provision of $196,000 was required against the carrying value of the note receivable in fiscal 2002 before the security for the note receivable was finally sold for approximately $6,000.

Warrants
The Company has granted warrants , which are summarized as follows:

                                                 2001                     2002
                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                         NUMBER      EXERCISE      NUMBER      EXERCISE
                                        OF SHARES      PRICE      OF SHARES      PRICE
                                       ----------   ----------   ----------   ----------
Outstanding, beginning of year          1,122,160   $     8.24    1,122,160   $     8.24
   Granted                                      -            -            -            -
   Cancelled                                    -            -      (36,000)       $4.17
   Cancelled                                    -            -      (75,000)       $4.17
   Cancelled                                    -            -     (690,000)       $9.00
   Cancelled                                    -            -            -            -
                                       ----------                ----------
Outstanding, end of year                1,122,160   $     8.24      321,160   $     8.02
                                       ==========                ==========
Vested, end of year                     1,122,160                   321,160
                                       ==========                ==========

The weighted average contractual life for all warrants as at September 30, 2002 was approximately twenty-one months, with exercise prices ranging between $4.17 and $14.3625.

During fiscal 1998, the Company issued "A" warrants for the purchase of 36,000 shares of common stock to an entity in consideration for converting part of its debt with the Company into 72,000 shares of common stock. These warrants were due to expire May 2001 but were subsequently extended to December 31, 2001 and were exercisable at $4.17 per share. These warrants expired on December 31, 2001.

The Company also issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan on which Telecommunications was a co-borrower with a subsidiary company. The expiration date of the warrant was the earlier of (i) the date all amounts were to be repaid under the Westburg Loan, (ii) the date of the sale of the Company or substantially all of its assets,
(iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for common stock of the Company at a price greater than $8.17 per share, or (iv) October 21, 2003. The warrant were exercisable at $4.17 per share. The warrants expired on October 30, 2002 with the sale of substantially all of the Company's assets and the repayment of the Westburg loan.

In connection with the private placement and debt conversion in November 1998, the Company issued "A" warrants to purchase 75,000 shares of common stock. These warrants were exercisable at $4.17 per share. The warrants were due to expire in May 2001 but were subsequently extended to December 31, 2001 and were redeemable under certain circumstances by the Company. These warrants expired on December 31, 2001

In November 1998, the placement agent of the private placement and its nominees were issued "A" warrants and "B" warrants to purchase 7,500 and 15,000 shares of common stock at $4.17 and $5.00 per share. The warrants were exercisable under the same terms as the warrants issued in the private placement. The placement agent options were exercisable after November 1999 and expired in November 2003. In May 1999, two of the placement agent's nominees agreed to cancel 3,780 "A" warrants and 7,560 "B" warrants. The remaining 3,720 "A" warrants and 7,440 "B" warrants expired in November 2003.

In connection with the initial public offering in May 1999, the Company issued 1,380,000 "C" warrants. Two "C" warrants were exercisable to purchase one share of common stock for an exercise price of $9.00 per share during the three years ended May 14, 2002, subject to the Company's redemption rights. These warrants expired on May 14, 2002.

In May 1999, the underwriter to the initial public offering was issued warrants to subscribe for 120,000 units at $7.68 per unit. Each unit comprised one common share and one warrant. Two of the warrants within the units were exercisable to purchase one share of common stock for an exercise price of $11.52. Warrants within the units only became issued when the unit warrants were exercised. These warrants were exercisable through May 2004. These warrants expired in May 2004.
In February 2000, warrants to purchase 150,000 shares of common stock at exercise prices between $14.00 and $25.00 per share were issued to an entity in connection with advisory services to be provided in connection with the identification of an underwriter for a public offering. The warrants would have become exercisable immediately upon the successful completion of an offering. The expiration date of the warrants was March 20, 2002. In the event that an offering was not successfully completed before September 20, 2000, the Company had the right to cancel the warrants. As no offering was successfully completed by September 20, 2000, these warrants were cancelled effective at that date.

On June 30, 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $14.3625 to Glenayre as part of the transaction described in Note 5 above. The warrants expire in June 2005.

Stock Options
In 1997, the Company adopted a stock option plan (the "Plan") that authorizes the issuance of up to 300,000 shares of common stock. During fiscal 2000, the number of shares of common stock within the plan was subsequently increased to 800,000. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or "nonqualified stock options."

Incentive and nonqualified stock options shall be granted at fair market value, to be determined by the Board of Directors, at the date of grant (except for holders of more than 10 percent of common stock, in which case the exercise price must be at least 110 percent of the fair market value at the date of grant for incentive stock options). The term of the options shall not exceed ten years and the vesting date is determined by the Board of Directors.

At September 30, 2001 the Company had issued options to purchase 799,580 shares of common stock under its stock option plan. The options have exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $6.13 per share. The options expired on various dates between March 30, 2005, and March 30, 2011.
Of the issued options, 91,603 had been exercised and 188,850 had been cancelled, which meant that 519,127 options were currently issued and outstanding.

In January 2002, 39,925 shares of common stock were issued at an exercise price of $0.017 per share in respect of vested employee stock options.

Effective June 15, 2002, with the average exercise price of the Company's employee stock options in excess of $6.00 and the actual share price at $0.05, all option holders, excluding Messrs. Alexander and Stickle, voluntarily tendered their stock options for cancellation which in view of the Company's declining share price had effectively become worthless.

Effective June 15, 2002 the Board of Directors agreed to issue 320,000 stock options to both Nigel V. Alexander and Shawn B. Stickle at the closing market price of $0.05. These stock options were subsequently cancelled on the resignation of Messrs. Alexander and Stickle on October 31 and November 6, 2002 respectively.

At September 30, 2002 the Company had issued options to purchase 1,439,580 shares of common stock under its stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 556,449 had been cancelled, which meant that 660,000 options were currently issued and outstanding.

The following is a table of activity under the Plan:

                                                 2001                     2002
                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                         NUMBER      EXERCISE      NUMBER      EXERCISE
                                        OF SHARES      PRICE      OF SHARES      PRICE
                                       ----------   ----------   ----------   ----------
Outstanding, beginning of year            465,887   $     7.95      519,127   $     7.95
Granted at a price equal to fair value:
  Employees and others                    174,000         4.06      640,000         0.05
  Employees                                30,000         4.19            -            -
Exercised                                    (360)        0.42      (39,925)       0.017
Forfeited/Canceled                       (150,400)        8.34     (459,202)        8.58
                                       ----------                ----------
Outstanding, end of year                  519,127   $     7.95      660,000   $     0.33
                                       ==========                ==========
Exercisable at end of year                258,993                    20,000
                                       ==========                ==========

The weighted average fair value of options granted during fiscal 2001 was $1.02 per share and was immaterial for the options granted during fiscal 2002. For all options granted, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

All stock options were subsequently cancelled on the resignation of Messrs. Alexander and Stickle on October 31 and November 6, 2002 respectively.

A summary of stock options outstanding at September 30, 2002 follows:

          OUTSTANDING STOCK OPTIONS                 EXERCISABLE STOCK OPTIONS
                                   WEIGHTED     WEIGHTED                  WEIGHTED
                                    AVERAGE      AVERAGE                   AVERAGE
    RANGE OF           NUMBER     REMAINING    EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICES     OF SHARES   Life(Years)     PRICE      OF SHARES      PRICE
-----------------   ----------   ----------   ----------   ----------   ----------
$  0.01 - $ 0.99       640,000       9.8      $     0.05            -   $     0.00
$  9.00 - $ 9.99        20,000       8.3            9.35       20,000         9.35
-----------------   ----------   ----------   ----------   ----------   ----------
$  0.01 - $9.99        660,000       9.7      $     0.33       20,000   $     9.35
                    ==========   ==========   ==========   ==========   ==========

The weighted average contractual life for all options as of September 30, 2002 was approximately 9 years 8 months, with the exercise prices ranging from $0.05 to $9.35. At September 30, 2002, options for 20,000 shares were exercisable and options for the remaining shares became exercisable in June 2003. If not previously exercised, options outstanding at September 30, 2002, will expire as follows:

                                               WEIGHTED
                                                AVERAGE
                                   NUMBER      EXERCISE
           FISCAL YEAR            OF SHARES      PRICE
          -------------          ----------   ----------
              2010                   20,000         9.35
              2011                        -            -
              2012                  640,000         0.05
                                 ----------   ----------
                                    660,000   $     0.33
                                 ==========   ==========


Pro Forma Stock-Based Compensation Disclosures
The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been unchanged as all expenses in respect of issued stock options were immaterial and related to discontinued activities.


10.  INCOME TAXES:

The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34 percent as follows:

                                                 2001         2002
                                              ----------   ----------
                                                PERCENT      PERCENT
Statutory rate                                     (34.0)       (34.0)
State income taxes, net of Federal income
 tax benefit                                        (3.3)        (3.3)
Increase (reduction) in valuation allowance
 related to net operating loss carry forwards
 and change in temporary differences                37.3         37.3
                                              ----------   ----------
                                                     0.0          0.0
                                              ==========   ==========


The Company currently has a net operating loss carryforward for Federal tax purposes significantly in excess of $10 million, which, unless utilized, expires from 2012 through 2022. However, the loss carryforwards will be subject to substantial restrictions in their utilization after the private placement completed in October 2003 due to limitations imposed by Section 382 of the Internal Revenue Code.

11.  SUBSEQUENT EVENTS:

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

As reported in the Form 8-K filed on November 6, 2002, effective October 30, 2002 the business and assets of the Company's Denver ('Multi-Link Communications, Inc.'), Atlanta ('VoiceLink, Inc.') and Raleigh ('One Touch, Inc.') operations were sold at public auction under bank foreclosure for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations. The sale proceeds left shortfalls on liabilities to certain creditors guaranteed by the Company that were subsequently settled by mutual agreement Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operating business in the public auction.

As also reported in the Form 8-K filed on November 6, 2002, effective October 31, 2002 Nigel V. Alexander reigned his position as a member of the Board of Directors and Chief Executive Officer of the Company, effective November 5, 2002 David J. Cutler, the Company's Chief Financial Officer, was appointed to the Board of Directors of the Company and effective November 6, 2002 Shawn B. Stickle reigned his position as a member of the Board of Directors and President of the Company.

As reported in the Form 8-K filed on November 27, 2002, effective November 20, 2002 the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code and from that date the Company had no further beneficial interest in the Indianapolis business.

Following the sale of its Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by its Indianapolis business for protection under Chapter 11 on November 20, 2002, Telecommunications continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with its creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction.

Without any remaining operating businesses or income, during fiscal 2003 and 2004 the Company was subsequently able to negotiate a settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity or debt to fund its ongoing operating expenses.

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 we appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP

It is the Company's current intention to seek to acquire another entity with experienced management and opportunities for growth in return for shares of its common stock in an attempt to create value for its shareholders. There is no assurance that such a transaction will be completed.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MULTI-LINK TELECOMMUNICATIONS, INC.





Date: September 30, 2004          By:   /s/ DAVID  J. CUTLER
                                        ------------------------------
                                        David J Cutler
                                        Chief Executive Officer, &
                                         Chief Financial Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                    TITLE                     DATE
---------------------     -----------------------     -----------------





/s/  DAVID J. CUTLER
--------------------
    David  J. Cutler      Chief Executive Officer     September 30,2004
                          & Chief Financial Officer
                          (Principal Financial and
                           Accounting Officer)

1


Bowne Conversion	62
1
Bowne Conversion		Multi-Link Fiscal 2002 10k Sept 27