Form 10QSB
period 2002-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-06
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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


                            (303) 380-1641
                      (Issuer's telephone number)

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

           Class                         Outstanding   October 4, 2004
Common Stock, no par value                    19,886,935 shares

Transitional Small Business Disclosure format:  Yes (   )     No ( X )

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet December 31, 2002                    3
Consolidated Statements of Operations - Three Months
  ended December 31, 2002 and 2001                              4
Consolidated Statement of Cash Flows - Three Months
  ended December 31, 2002 and 2001.                             5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               16



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     17
Item 2.  Changes in Securities                                 17
Item 3.  Defaults on Senior Securities                         18
Item 4.  Submission of Matters to a Vote of Security Holders   18
Item 5.  Other Information                                     18
Item 6.  Exhibits and Reports on Form 8-K.                     18

Part I.   FINANCIAL INFORMATION

Item I.  Financial Statements


                  Multi-Link Telecommunications, Inc.
                      Consolidated Balance Sheet
                             (Unaudited)

                                                          December 31,
                                                              2002
                                                           ----------
ASSETS

Current Assets
  Cash & Cash Equivalents                                  $    5,161
                                                           ----------
    Total Current Assets                                        5,161
                                                           ----------
TOTAL ASSETS                                               $    5,161
                                                           ==========


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   31,127
  Net Liabilities of Discontinued Operations                   11,196
  Capital Lease & Note Payable                                113,533
                                                           ----------
    Total Current Liabilities                                 155,856


STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued.                                         -
  Common Stock no par value: 20,000,000 shares authorized,
   5,886,935 shares issued and outstanding                 12,567,188
  Accumulated Deficit                                     (12,717,883)
                                                           ----------
    Total Stockholders' Deficit                              (150,695)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    5,161
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Operations
                             (Unaudited)

                                                 Three Months Ended
                                                    December 31,
                                                 2002         2001
                                              ----------   ----------

General & Administrative Expenses             $   17,689   $   34,756
Write-down of Intangible and Other Assets due
  to Esimated Impairment in Value                      -      158,005
                                              ----------   ----------
    Operating Loss                               (17,689)    (192,760)

Interest and Related Income / (Expenses) Net         400       (2,281)
                                              ----------   ----------
    Loss before Income Taxes and
      Extraordinary Item                         (17,289)    (195,041)

Provision for Income Taxes                             -            -
                                              ----------   ----------
    Loss from Continuing Operations before
      Extraordinary Item                         (17,289)    (195,041)

Extraordinary Item Net of Taxation                 4,175            -
                                              ----------   ----------
    Loss from Continuing Operations after
      Extraordinary Item                         (13,114)    (195,041)

Profit / (Loss) from Discontinued Operations           -       82,446
                                              ----------   ----------
    Net Loss                                  $  (13,114)  $ (112,595)
                                              ----------   ----------

NET PROFIT / (LOSS) PER COMMON SHARE
  Continuing Operations before
    Extraordinary Item                            ($0.00)      ($0.04)
  Extraordinary Item                               $0.00        $0.00
  Discontinued Operations                          $0.00        $0.01
                                              ----------   ----------
    Net Loss Per Common Share                     ($0.00)      ($0.03)
                                              ----------   ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     5,886,935    4,404,619
                                              ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

                                                 Three Months Ended
                                                    December 31,
                                                 2002         2001
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
NET  LOSS                                     $  (13,114)  $ (112,595)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
  Write-down of Intangible and Other Assets
   due to Estimated Impairment in Value                -      158,005
  Issue of Stock for Services                          -       21,000
  Extraordinary Gain on Repayment of
   Account Payable                                (4,175)           -
                                              ----------   ----------

CHANGES IN OPERATING ASSETS & LIABILITIES
  Increase)/Decrease in Prepayments                    -        8,914
  Increase/(Decrease) in Liabilities of
   Discontinued Operations                      (127,891)    (100,765)
  Increase/(Decrease) in Accounts Payable          1,042     (122,754)
  Increase/(Decrease) in Accrued Expenses              -      (45,000)
                                              ----------   ----------
    Total Cash Flow used in Operating
     Activities                                 (144,138)    (193,195)

CASH FLOW FROM INVESTING ACTIVITIES                    -            -

    Total Cash Flow provided by/(used in)
     Investing Activities                              -            -

CASH FLOW FROM FINANCING ACTIVITIES
  Advances under Notes Payable                     2,000       30,000
  Payments of Notes Payable                            -       (1,610)
                                              ----------   ----------
    Total Cash Flow provided by Financing
     Activities                                    2,000       28,390
                                              ----------   ----------
DECREASE IN CASH & CASH EQUIVALENTS           $ (142,138)  $ (164,805)
                                              ==========   ==========

Cash and Cash Equivalents at the beginning
 of the period                                $  147,299   $  295,572
                                              ==========   ==========
Cash and Cash Equivalents at the end
 of the period                                $    5,161   $  130,767
                                              ==========   ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                        $        -   $    3,519
                                              ----------   ----------
Software for subsidiary companies purchased
 on lease                                     $        -   $   75,000
                                              ----------   ----------


See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2002 and 2001.

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

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations - leaving shortfalls to certain creditors guaranteed by the Company. Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operating business at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 after which the Company had no further beneficial interest in the Indianapolis operating business.

Following the sale of the Company's Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of its Indianapolis operating business for Chapter 11 protection on November 20, 2002, the Company continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of its subsidiary companies.

As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J Cutler, the sole director of the Company, to provide the funding to negotiate settlement with the Company's creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

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


Note 4  Capital Lease and Note Payable

In November 2001 the Company entered into a $75,000, 60-month capital lease with interest at 17 percent to finance the purchase of accounting and CRM software for its subsidiary companies.

For the majority of fiscal 2002 the Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was in default on its obligations to various lenders and leasing companies.

As result, an additional accrual of $39,000 was made in respect of costs related to the early repayment of the above mentioned capital lease in respect of unearned interest and $97,000 was reclassified from long-term liabilities to current liabilities.

As at December 31, 2002, a loan of $2,000 was owed to the sole director of the Company. No interest was charged on the loan.


Note 5  Net Liabilities of Discontinued Operations

Effective December 31, 2002, an accrual of $11,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


Note 6  Common Stock

No shares of common stock were issued, and no write down in the value issued shares of common stock was recorded, in the three months ended December 31, 2002.

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

Revenue from discontinued activities in the three months ended December 31, 2002 was $713,306 compared to $2,370,000 for the three months ended December 31, 2001. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Note 8  Subsequent Events

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

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 the Company appointed James E Scheifley and Associates PC as auditors in succession to Hein and Associates LLP.

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

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis operating business for protection under Chapter 11 on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 of million operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

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


LIQUIDITY AND CAPITAL RESOURCES

As reported in the Form 8-K filed on October 18, 2002, we failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002 Westburg Media Capital LLP notified us of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving shortfalls to certain creditors guaranteed by us. Nigel V Alexander, our then Chief Executive Officer and a director, purchased the business and assets of our Denver operations at the public auction.

As reported in the Form 8-K filed on November 27, 2002, our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 after which we had no further beneficial interest in the Indianapolis operating business.

Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of our Indianapolis operating business for Chapter 11 protection on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

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


Dispositions

As reported in the Form 8-K issued on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations - leaving shortfalls to certain creditors guaranteed by the Company. Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the Denver operating business at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002.


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


Results of Operations

Quarter ended December 31, 2002 compared to quarter ended December 31,
2001.

The results for the quarter ended December 31, 2002 and December 31, 2001 have been adjusted to reflect all operating businesses and assets as discontinued operations as described above.


General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2002, were $18,000 compared to $35,000 for the three months ended December 31, 2001, a decrease of $17,000 or 49 percent. Of this decrease, $9,000 to reduced employee costs and $8,000 to reduced professional fees.

Write down of intangible and other assets due to estimated impairment in value. In the quarter ended December 31, 2001 we wrote off $158,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the quarter ended December 31, 2002 as the underlying security for the loan was sold during fiscal 2002.

Loss from Operations. Loss from operations was $(18,000) for the three months ended December 31, 2002, compared to a loss from operations of $(193,000) for the three months ended December 30, 2001, a reduction in losses of $175,000 due to the factors described above.

Net Interest Expense. Net interest income for the three months ended December 31, 2002, was $1,000 compared to net interest expense of $(2,000) for the three months ended December 31, 2001, a improvement of $3,000 or 150 percent. The variance arose due to $3,000 interest expense incurred in the three months ended December 31, 2001 in respect of a $75,000 capital lease which we entered into in November 2001.
There was no similar interest expense in the three months ended December 31, 2002 as all future expenses of the capital lease were provided for in full during fiscal 2002.

Extraordinary Item. In the three months ended December 31, 2002, we recorded an extraordinary gain of $4,000 in respect of a negotiated settlement reached with one of our creditors for less than the initial amount invoiced.

Profit from Discontinued Operations. In the three months ended December 31, 2001 we recorded a profit of $83,000 from discontinued activities due to aggressive cost cutting undertaken during the period. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations will be recognized at all in fiscal 2003.

Revenue from discontinued activities in the three months ended December 31, 2002 was $713,306 compared to $2,370,000 for the three months ended December 31, 2001. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.


Cash Flow Information

For three months ended December 31, 2002 net cash used in operations was $(144,000) compared to $(193,000) for the three months ended December 31, 2001. This variance of $49,000 arose due to a $133,000 reduction in the funds absorbed in changes in operating assets and liabilities largely relating to a $123,000 reduction in accounts payable in the three months ended December 31, 2001, offset by an $84,000 increase in the net loss after adjustment for non-cash items due to the factors set out above.

No net cash was generated from or (used in) investing activities in either the three months to December 31, 2002 or 2001.

Cash flow from financing activities was $2,000 for the three months ended December 31, 2002 compared to $28,000 for the same period in the prior year, a variance of $26,000 or 93 percent. In the three months ended December 31, 2001 we received a short-term loan from a supplier for $30,000, offset by loan payments of $2,000. In the three months ended December 31, 2002 we received a loan of $2,000 from our sole director.


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


ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

As reported in the Form 8-K filed on November 27, 2002, effective November 20, 2002 our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code and from that date we had no further beneficial interest in respect of the Indianapolis operating business.


Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

No sales of unregistered securities took place in the three months ended December 31, 2002.

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

None

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

On September 14,2004 we filed a Form 8-K announcing that effective August 4, 2004 we had appointed James E Scheifley and Associates PC as our new auditors in succession to Hein and Associates LLP.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MULTI-LINK TELECOMMUNICATIONS, INC,
                                   (Registrant)






Date: October 4, 2004              /s/David J Cutler
                                   ----------------------------------
                                   David J Cutler
                                   Chief Executive Officer
                                   Chief Financial Officer






4

22