Form 10QSB
period 2003-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-06
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet March 31, 2003                       3
Consolidated Statements of Operations - Three Months Ended
  March 31, 2003 and 2002 and Six Months Ended
  March 31, 2003 and 2002                                       4
Consolidated Statement of Cash Flows - Six Months Ended
  March 31, 2003 and 2002                                       5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               17



PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     18
Item 2.  Changes in Securities                                 18
Item 3.  Defaults on Senior Securities                         19
Item 4.  Submission of Matters to a Vote of Security Holders   19
Item 5.  Other Information                                     19
Item 6.  Exhibits and Reports on Form 8-K.                     19

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Multi-Link Telecommunications, Inc.
                      Consolidated Balance Sheet
                             (Unaudited)

                                                            March 31,
                                                              2002
                                                           ----------
ASSETS

Current Assets
  Cash and Cash Equivalents                                $      206
                                                           ----------
    Total Current Assets                                          206
                                                           ----------
TOTAL ASSETS                                               $      206
                                                           ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   29,404
  Net Liabilities of Discontinued Operations                   11,602
  Capital Lease and Note Payable                              116,263
                                                           ----------
    Total Current Liabilities                                 157,269

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued.                                         -
  Common Stock no par value: 20,000,000 shares authorized,
    5,886,935 shares issued and outstanding                12,567,188
  Accumulated Deficit                                     (12,724,251)
                                                           ----------
    Total Stockholders' Deficit                              (157,064)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      206
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Operations
                             (Unaudited)

                                          Three Months Ended        Six Months Ended
                                        March 31     March 31     March 31     March 31
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
General and Administrative Expenses    $    9,194   $  105,162   $   26,883   $  139,918
Write-down of Intangible and Other Assets
 due to Estimated Impairment in Value           -       31,000            -      189,005
                                       ----------   ----------   ----------   ----------
    Operating Loss                         (9,194)    (136,162)     (26,883)    (328,923)

Interest and Related Income/
 (Expenses) Net                                 -      (41,836)         400      (44,117)
                                       ----------   ----------   ----------   ----------
    Loss before Income Taxes and
     Extraordinary Item                    (9,194)    (177,998)     (26,483)    (373,039)

Provision for Income Taxes                      -            -            -            -
                                       ----------   ----------   ----------   ----------
    Loss from Continuing Operations
     before Extraordinary Item             (9,194)    (177,998)     (26,483)    (373,039)

Extraordinary Item Net of Taxation          2,825       67,900        7,000       67,900
                                       ----------   ----------   ----------   ----------
    Loss from Continuing Operations
     after Extraordinary Item              (6,369)    (110,098)     (19,483)    (305,139)

Profit/(Loss) from Discontinued
 Operations                                     -      420,201            -      502,647

    Net Loss                           $   (6,369)  $  310,103   $  (19,483)  $  197,508
                                       ----------   ----------   ----------   ----------

NET PROFIT/(LOSS) PER COMMON SHARE
Continuing Operations before
 Extraordinary Item                    $    (0.00)  $    (0.02)  $    (0.00)  $    (0.07)
Extraordinary Item                     $     0.00   $     0.00   $     0.00   $     0.00
Discontinued Operations                $     0.00   $     0.09   $     0.00   $     0.11
                                       ----------   ----------   ----------   ----------
    Net Loss Per Common Share          $    (0.00)  $     0.07  $     (0.00)  $     0.04
                                       ----------   ----------   ----------   ----------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            5,886,935    4,483,386    5,886,935    4,443,570
                                       ==========   ==========   ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

                                                     Six Months
                                               March 31,    March 31,
                                                 2003         2002
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
NET PROFIT/(LOSS)                             $  (19,483)  $  197,508

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
  Write-down of Intangible and Other Assets
   due to Estimated Impairment in Value                -      189,005
  Issue of Stock for Services                          -       21,000
  Extraordinary Gain on Repayment of
   Account Payable                                (7,000)     (67,900)

CHANGES IN OPERATING ASSETS AND LIABILITIES
  Increase/(Decrease) in Prepayments                   -        8,914
  Increase/(Decrease) in Liabilities of
   Discontinued Operations                      (127,485)    (102,149)
  Increase/(Decrease) in Accounts Payable          2,145     (172,588)
  Increase/(Decrease) in Accrued Expenses              -      (45,000)
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Operating Activities                       (151,823)      28,790

CASH FLOW FROM INVESTING ACTIVITIES                    -            -
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Investing Activities                              -            -

CASH FLOW FROM FINANCING ACTIVITIES
  Advances under Notes Payable                     4,730       30,000
  Payments of Notes Payable                            -      (30,000)
  Proceeds from Exercise of Employee
   Stock Options                                       -          679
                                              ----------   ----------
    Total Cash Flow provided by
     Financing Activities                          4,730          679

DECREASE IN CASH AND CASH EQUIVALENTS         $ (147,093)  $   29,468
                                              ==========   ==========
Cash and Cash Equivalents at the
 beginning of the period                      $  147,299   $  295,572
                                              ==========   ==========
Cash and Cash Equivalents at the
 end of the period                            $      206   $  325,040
                                              ==========   ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                        $        -   $    5,228
                                              ----------   ----------
Software for subsidiary companies
 purchased on lease                           $        -   $   75,000
                                              ----------   ----------


See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2002 and 2001.

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

As result, an additional accrual of $39,000 was made in fiscal 2002 in respect of costs related to the early repayment of the above mentioned capital lease in respect of unearned interest and $97,000 was reclassified from long-term liabilities to current liabilities.

As at March 31, 2003, a loan of $5,000 was owed to the sole director of the Company. No interest was charged on the loan.


Note 5  Net Liabilities of Discontinued Operations

Effective March 31, 2003, an accrual of $12,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


Note 6  Common Stock

No shares of common stock were issued, and no write down in the value issued shares of common stock was recorded, in the six months ended March 31, 2003.


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

There was no revenue from discontinued activities in the three months ended March 31, 2003 compared to $2,263,000 in the three months ended March 31, 2002, and $713,000 for the six months ended March 31, 2003 compared to $4,632,000 for the six months ended March 31, 2002. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

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

Results of Operations

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002. The results for the quarter ended March 31, 2003 and March 31, 2002 have been adjusted to reflect all operating activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003, were $9,000 compared to $105,000 for the three months ended March 31, 2002, a decrease of $96,000 or 91 percent. Of this decrease, $50,000 related to decreased printing costs with respect to the annual report, $33,000 to reduced professional fees and $14,000 to reduced employee costs.

Write down of intangible and other assets due to estimated impairment in value. In the quarter ended March 31, 2002 we wrote off $31,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the quarter ended March 31, 2003 as the underlying security for the loan was sold during fiscal 2002.

Loss from Operations. Loss from operations was $(9,000) for the three months ended March 31, 2003, compared to a loss from operations of $(136,000) for the three months ended March 31, 2002, a reduction in losses of $127,000 due to the factors described above.

Net Interest Income/(Expense). There was no net interest income / (expense) for the three months ended March 31, 2003, compared to net interest expense of $(42,000) for the three months ended March 31, 2002, a improvement of $42,000 or 100 percent. The variance arose due to an accrual of $39,000 that was booked in the three months ended March 31, 2002 in respect of additional costs related to the anticipated early repayment of our capital lease for unearned interest together with $3,000 relating to the interest expense for the quarter. There was no similar interest expense in the three months ended March 31, 2003 as all future expenses of the lease were provided for in full during fiscal 2002.

Extraordinary Item. In the three months ended March 31, 2003, we recorded an extraordinary gain of $3,000 compared to an extraordinary gain of $68,000 in the three months ended March 31, 2002, a decrease of $65,000 or 96 percent. These extraordinary gains arose from negotiated settlements reached with our creditors for less than the originally contracted amount.

Profit from Discontinued Operations. In the three months ended March 31, 2002 we recorded a profit of $420,000 from discontinued activities largely due to the sale of our live telephone answering service in Indianapolis in March 2002 for $443,000. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations will be recognized in fiscal 2003.

No revenue was recorded from discontinued activities in the three months ended March 31, 2003 compared to $2,263,000 for the three months ended March 31, 2002. No revenue from discontinued activities was recorded in the three months ended March 31, 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.


Six Months ended March 31, 2003 compared to the Six Months ended March
31, 2002.

The results for the six months ended March 31, 2003 and March 31, 2002 have been adjusted to reflect all operating activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2003, were $27,000 compared to $140,000 for the six months ended March 31, 2002, a decrease of $113,000 or 81 percent. Of this decrease, $50,000 related to decreased printing costs with respect to the annual report, $42,000 to reduced professional fees and $21,000 to reduced employee and administrative costs.

Write down of intangible and other assets due to estimated impairment in value. In the six months ended March 31, 2002 we wrote off $189,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the six months ended March 31, 2003 as the underlying security for the loan was sold during fiscal 2002.

Loss from Operations. Loss from operations was $(27,000) for the six months ended March 31, 2003, compared to a loss from operations of $(329,000) for the six months ended March 31, 2002, a reduction in losses of $302,000 due to the factors described above.

Net Interest Expense. Net interest income for the six months ended March 31, 2003, was $1,000 compared to net interest expense of $(44,000) for the six months ended March 31, 20012, a improvement of $45,000 or 102 percent. The variance arose due to an accrual of $39,000 that was booked in the six months ended March 31, 2002 in respect of additional costs related to the anticipated early repayment of our capital lease for unearned interest together with $6,000 relating to the interest expense for the six months ended March 31, 2002. There was no similar interest expense in the six months ended March 31, 2003 as all future expenses of the lease were provided for in full during fiscal 2002.

Extraordinary Item. In the six months ended March 31, 2003, we recorded an extraordinary gain of $7,000 compared to an extraordinary gain of $68,000 in the six months ended March 31, 2002., a decrease of $61,000 or 90 percent. These extraordinary gains arose from negotiated settlements reached with our creditors for less than the originally contracted amount.

Profit from Discontinued Operations. In the six months ended March 31, 2002 we recorded a profit of $502,000 from discontinued activities largely due to the sale of our live telephone answering service in

Indianapolis in March 2002 for $443,000 and to aggressive cost cutting undertaken during the period. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations will be recognized in fiscal 2003.

Revenue from discontinued activities in the six months ended March 31, 2003 was $713,306 compared to $4,632,000 for the six months ended March 31, 2002. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Cash Flow Information

For six months ended March 31, 2003 net cash used in operations was $(152,000) compared to $29,000 net cash generated from operations for the six months ended March 31, 2002, a negative variance of $181,000. Net profit/(loss) after adjustment for non-cash items declined by $366,000 from a profit of $340,000 in the six months ended March 31, 2002 to a loss of $(26,000) in the six months ended March 31, 2003. This decrease in net profit / (loss) after adjustment for non-cash items was partially offset by a $185,000 decrease in the funds consumed in the movement on operating assets and liabilities from $(311,000) in the six months ended March 31, 2002 to $(126,000) in the six months ended March 31, 2003.

No cash was generated from or (used in) investing activities in either the six months to March 31, 2002 or 2001 as the Company had no remaining investments to sell and had no funds to purchase new investments.

Cash flow from financing activities was $5,000 for the six months ended March 31, 2003 compared to $1,000 for the same period in the prior year, a variance of $4,000. In the six months ended March 31, 2002 we received, and repaid, a short-term loan from a supplier for $30,000 and received approximately $1,000 from the exercise of employee stock options. In the six months ended March 31, 2003 we received a loan of $5,000 from our sole director.


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


Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities
No sales of unregistered securities took place in the six months ended March 31, 2003.

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

None


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


                MULTI-LINK TELECOMMUNICATIONS, INC,
                                   (Registrant)





Date: October 4, 2004              /s/  David J. Cutler
                                   David J. Cutler,
                                   Chief Executive Officer
                                   Chief Financial Officer.





4

23