Form 10QSB
period 2003-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-14
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

           Class                         Outstanding  October 11, 2004
Common Stock, no par value                    19,886,935 shares

Transitional Small Business Disclosure format:  Yes (   )     No ( X )

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet June 30, 2003                        3
Consolidated Statements of Operations - Three Months Ended
  June 30, 2003 and 2002 and Nine Months Ended
  June 30, 2003 and 2002                                        4
Consolidated Statement of Cash Flows - Nine Months Ended
  June 30, 2003 and 2002                                        5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               17



PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     18
Item 2.  Changes in Securities                                 18
Item 3.  Defaults on Senior Securities                         19
Item 4.  Submission of Matters to a Vote of Security Holders   19
Item 5.  Other Information                                     19
Item 6.  Exhibits and Reports on Form 8-K                      19

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                       Consolidated Balance Sheet
                              (Unaudited)

                                                            June 30,
                                                              2003
                                                           ----------
ASSETS

Current Assets------
  Cash andt Cash Equivalents                               $      155
                                                           ----------
    Total Current Assets                                          155
                                                           ----------
TOTAL ASSETS                                               $      155
                                                           ==========


LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   25,435
  Net Liabilities of Discontinued Operations                    9,945
  Capital Lease and Note Payable                              129,476
                                                           ----------
    Total Current Liabilities                                 164,856

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued.                                         -
  Common Stock no par value: 20,000,000 shares authorized,
   5,886,935 shares issued and outstanding                 12,567,188
  Accumulated Deficit                                     (12,731,889)
                                                           ----------
    Total Stockholders' Deficit                              (164,701)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      155
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 Consolidated Statement of Operations
                              (Unaudited)

                                         Three Months Ended         Nine Months Ended
                                        June 30,     June 30,     June 30,     June 30,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
General and Administrative Expenses    $    8,526   $   49,670   $   35,408   $  189,589
  Write-down of Intangible and Other
   Assets due to Esimated Impairment
   in Value                                     -        7,120            -      196,125
                                       ----------   ----------   ----------   ----------
    Operating Loss                         (8,526)     (56,791)     (35,408)    (385,713)

  Interest and Related Income/
   (Expenses) Net                             362       (3,387)         762     -(47,504)
                                       ----------   ----------   ----------   ----------
    Loss before Income Taxes and
     Extraordinary Item                    (8,163)     (60,178)     (34,646)    (433,217)

  Provision for Income Taxes                    -            -            -            -
                                       ----------   ----------   ----------   ----------
    Loss from Continuing Operations
     before Extraordinary Item             (8,163)     (60,178)     (34,646)    (433,217)

  Extraordinary Item Net of Taxation          525            -        7,525       67,900
                                       ----------   ----------   ----------   ----------
    Loss from Continuing Operations
     after Extraordinary Item              (7,638)     (60,178)     (27,120)    (365,317)

  Profit/(Loss) from Discontinued
   Operations                                   -     (414,193)           -       88,454
                                       ----------   ----------   ----------   ----------
    Net Loss                           $   (7,638)  $ (474,371)  $  (27,120)  $ (276,864)
                                       ----------   ----------   ----------   ----------

NET PROFIT/(LOSS) PER COMMON SHARE
  Continuing Operations before
   Extraordinary Item                  $    (0.00)  $    (0.01)  $    (0.00)  $    (0.08)
  Extraordinary Item                   $     0.00   $     0.00   $     0.00   $     0.01
  Discontinued Operations              $     0.00   $    (0.08)  $     0.00   $     0.02
                                       ----------   ----------   ----------   ----------
    Net Loss Per Common Share          $    (0.00)  $    (0.10)  $    (0.00)  $    (0.06)
                                       ----------   ----------   ----------   ----------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            5,886,935    4,952,869    5,886,935    4,613,336
                                       ==========   ==========   ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                    Nine Months Ended
                                                                  June 30,     June 30,
                                                                    2003         2002
                                                                 ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
NET  LOSS                                                        $  (27,121)  $ (276,864)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
  Write-down of Intangible and Other Assets due to
   Estimated Impairment in Value                                          -      196,125
  Issue of Stock for Services                                             -       21,000
  Extraordinary Gain on Repayment of Account Payable                 (7,525)     (67,900)

CHANGES IN OPERATING ASSETS and LIABILITIES
  (Increase)/Decrease in Prepayments                                      -        8,914
  Increase/(Decrease) in Liabilities of Discontinued Operations    (129,142)     176,544
  Increase/(Decrease) in Accounts Payable                            (1,300)    (153,415)
  Increase/(Decrease) in Accrued Expenses                                 -      (45,000)
                                                                 ----------   ----------
    Total Cash Flow used in Operating Activities                   (165,088)    (140,596)

CASH FLOW FROM INVESTING ACTIVITIES
  Payment on Note Receivable                                              -        5,880
                                                                 ----------   ----------
    Total Cash Flow provided by Investing Activities                      -        5,880

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Exercise of Stock Options                                 -          679
  Proceeds from Issue of Common Stock                                     -       50,000
  Advances Under Notes Payable                                       17,943       30,000
  Payments of Notes Payable                                               -      (30,000)
                                                                 ----------   ----------
    Total Cash Flow provided by/(used in) Financing Activities       17,943       50,679

DECREASE IN CASH and CASH EQUIVALENTS                            $ (147,145)  $  (84,037)
                                                                 ==========   ==========
Cash and Cash Equivalents at the beginning of the period         $  147,299   $  295,572
                                                                 ==========   ==========
Cash and Cash Equivalents at the end of the period               $      155   $  211,535
                                                                 ==========   ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                           $        -   $    8,941
                                                                 ----------   ----------
Software for subsidiary companies purchased on lease             $        -   $   75,000
                                                                 ----------   ----------
Common stock issued for the business of Telcom Sales Associates  $        -   $   16,000
                                                                 ----------   ----------

See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2002 and 2001.

Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ('VoiceLink, Inc.') and Florida ('VoiceLink of Florida, Inc.') operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.


Note 2.  Liquidity

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

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002, after which the Company had no further beneficial interest in the Indianapolis operating business.

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


Note 3.  Basis of Consolidation

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


Note 4.  Capital Lease

In November 2001 the Company entered into a $75,000, 60-month capital lease with interest at 17 percent to finance the purchase of accounting and CRM software for its subsidiary companies.

During fiscal 2002 the Company, as co-borrower or guarantor of various loans and leases of its subsidiary companies, was in default on its obligations to various lenders and leasing companies. As result, during fiscal 2002 an additional accrual of $39,000 was made in respect of costs related to the early repayment of the above mentioned capital lease in respect of unearned interest and $97,000 was reclassified from long-term liabilities to current liabilities.


Note 5.  Net Liabilities of Discontinued Operations

Effective June 30, 2003, an accrual of $10,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


Note 6.  Common Stock

No shares of common stock were issued, and no write down in the value issued shares of common stock was recorded, in the nine months ended June 30, 2003.

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


Note 7.  Discontinued Activities

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

There was no revenue from discontinued activities in the three months ended June 30, 2003 compared to $1,946,000 in the three months ended June 30, 2002, and $713,000 for the nine months ended June 30, 2003 compared to $6,578,000 for the nine months ended June 30, 2002 The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Note 8.  Subsequent Events

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

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving shortfalls to certain creditors guaranteed by the us. Nigel V Alexander, our then Chief Executive Officer and a director, purchased the business and assets of our Denver operations at the public auction.

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

Results of Operations
Quarter ended June 30, 2003 compared to quarter ended June 30, 2002. The results for the quarter ended June 30, 2003 and June 30, 2002 have been adjusted to reflect all operating businesses as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003, were $9,000 compared to $50,000 for the three months ended June 30, 2002, a decrease of $41,000 or 82 percent. Of this decrease, $24,000 related to reduced professional fees, $14,000 to reduced employee costs and $3,000 to reduced printing costs.

Write down of intangible and other assets due to estimated impairment in value. In the quarter ended June 30, 2002 we wrote off $7,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the quarter ended June 30, 2003 as the underlying security for the loan was sold during fiscal 2002.

Loss from Operations. Loss from operations was $(9,000) for the three months ended June 30, 2003, compared to a loss from operations of $(57,000) for the three months ended June 30, 2002, a reduction in losses of $48,000 due to the factors described above.

Net Interest Income/(Expense). Net interest income for the three months ended June 30, 2003 was less than $1,000, compared to net interest expense of $(3,000) for the three months ended June 30, 2002, an improvement of $4,000. The variance arose due to an adjustment that was booked in the three months ended June 30, 2002 in respect of additional costs related to the anticipated early repayment of our capital lease. There was no similar interest expense in the three months ended June 30, 2003 as all future expenses of the capital lease were provided for in full during fiscal 2002.

Extraordinary Item. In the three months ended June 30, 2003, we recorded an extraordinary gain of less than $1,000 while no extraordinary gain was recorded in the three months ended June 30, 2002. The extraordinary gain arose from a negotiated settlement reached with our creditors for less than the originally contracted amount.

Loss from Discontinued Operations. In the three months ended June 30, 2002 we recorded a profit from discontinued operations of $414,000, largely due to the sale of our live telephone answering service in Indianapolis in March 2002 for $443,000. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations will be recognized in fiscal 2003.

No revenue was recorded from discontinued activities in the three months ended June 30, 2003 compared to $2,782,000 for the three months ended March 31, 2002. No revenue from discontinued activities was recorded in the three months ended June 30, 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Nine Months ended June 30, 2003 compared to the Nine Months ended June
30, 2002.
The results for the nine months ended June 30, 2003 and June 30, 2002 have been adjusted to reflect all trading activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2003, were $35,000 compared to $190,000 for the nine months ended June 30, 2002, a decrease of $155,000 or 82 percent. Of this decrease, $67,000 related to reduced professional fees $53,000 related to decreased printing costs with respect to the annual report and $35,000 to reduced employee and administrative costs.

Write down of intangible and other assets due to estimated impairment in value. In the nine months ended June 30, 2002 we wrote off $196,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the final sales value of the underlying security for the loan - 150,000 shares of our common stock. No such write down was required in the nine months ended June 30, 2002 as the underlying security for the loan was sold during fiscal 2002.

Loss from Operations. Loss from operations was $(35,000) for the nine months ended June 30, 2003, compared to a loss from operations of $(386,000) for the nine months ended June 30 2002, a reduction in losses of $351,000 due to the factors described above.

Net Interest Expense. Net interest income for the nine months ended June 30, 2003, was less than $1,000 compared to net interest expense of $(48,000) for the nine months ended June 30, 2002, a improvement of $49,000 or 102 percent. The variance arose due to an accrual of $39,000 that was booked in the nine months ended June 30, 2002 in respect of additional costs related to the anticipated early repayment of our capital lease for unearned interest together with $9,000 relating to the interest expense for the nine months ended June 30, 2002. There was no similar interest expense in the nine months ended June 30, 2003 as all future expenses of the capital lease were provided for in full during fiscal 2002.

Extraordinary Item. In the nine months ended June 30, 2003, we recorded an extraordinary gain of $8,000 compared to an extraordinary gain of $68,000 in the nine months ended June 30, 2002., a decrease of $60,000 or 88 percent. These extraordinary gains arose from negotiated settlements reached with our creditors for less than originally contracted amounts.

Profit from Discontinued Operations. In the nine months ended June 30, 2002 we recorded a loss of $88,000 from discontinued activities as customer attrition continued to exceed the level of new sales. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations will be recognized in fiscal 2003.

Revenue from discontinued activities in the nine months ended June 30, 2003 was $713,306 compared to $6,578,000 for the nine months ended June 30, 2002. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Cash Flow Information
For nine months ended June 30, 2003 net cash used in operations was $(165,000) compared to $(141,000) for the nine months ended June 30, 2002, a variance of $24,000 or 17 percent. Net loss after adjustment for non-cash items decreased by $93,000 from a loss of $128,000 in the nine months ended June 30, 2002 to a loss of $35,000 in the nine months ended June 30, 2003 for the reasons set out above. However, this decrease in net loss after adjustment for non-cash items was more than offset by a $118,00 increase in the funds absorbed by the movement on operating assets and liabilities from $13,000 absorbed in the nine months ended June 30, 2002 to $131,000 consumed in the nine months ended June 30, 2003.

In the nine months ended June 30, 2002, $6,000 was generated through the sale of the underlying security - 150,000 shares of our common stock - for a note receivable from a former owner of a business purchased by us. No cash was generated from or (used in) investing activities the nine months to June 30, 2003 as we had no remaining investments to sell and had no funds to purchase new investments.

Cash flow from financing activities was $18,000 for the nine months ended June 30, 2003 compared to $51,000 for the same period in the prior year, a variance of $33,000 or 65 percent. In the nine months ended June 30, 2002 we received and repaid a $30,000 short-term loan from one of our creditors, raised $50,000 through the private placement of 1,000,000 shares of our common stock and received approximately $1,000 through the exercise of employee stock options. In the nine months ended June 30, 2003 received a loan of $18,000 from our sole director.

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


Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

We sold no unregistered securities in the nine months ended June 30, 2003.

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

On September 14, 2004 we filed a Form 8-K announcing that effective August 4, 2004 we had appointed James E Scheifley and Associates PC as our new auditors in succession to Hein and Associates, LLP.

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


                                  MULTI-LINK TELECOMMUNICATIONS, INC,
                                  (Registrant)





Date:  October 11, 2004           /s/David J. Cutler
                                  -----------------------------------
                                  David J. Cutler,
                                  Chief Executive Officer
                                  Chief Financial Officer.





4

20