Form 10KSB
period 2003-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-14
CIK 1072313

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                            FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were $ 0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on December 31, 2003, was approximately $549 based upon the reported closing sale price of such shares on the National Quotation Bureau Pink Sheets for that date. As of December 31, 2003, there were 19,886,935 shares outstanding of which 5,486,935 shares were held by non-affiliates.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on October 11, 2004, was approximately $549 based upon the reported closing sale price of such shares on the National Quotation Bureau Pink Sheets for that date. As of October 11, 2004, there were 19,886,935 shares outstanding of which 5,486,935 shares were held by non-affiliates.

Transitional Small Business Disclosure Format.  Yes [   ]  No [ X ]

                  MULTI-LINK TELECOMMUNICATIONS, INC.

                   2003 ANNUAL REPORT ON FORM 10-KSB

                         TABLE OF CONTENTS

     ITEM                   DESCRIPTION                      PAGE
     ----                   -----------                      ----

Item 1.   Description of Business                              3

Item 2.   Description of Properties                            6

Item 3.   Legal Proceedings                                    6

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   6

Item 5.   Market for Common Equity and Related
            Stockholder Matters                                6

Item 6.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8

Item 7.   Financial Statements                                15

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure            15

Item 8a.  Controls and Procedures                             16

Item 9.   Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act                 16

Item 10.  Executive Compensation                              18

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management                             19

Item 12.  Certain Relationships and Related Transactions      20

Item 13.  Exhibits and Reports on Form 8-K                    21

Item 14.-Principal Accountant Fees and Services               23

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

Investment Company Act 1940
Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

INTELLECTUAL PROPERTY

We hold no patents or patent applications. We have received a trademark registration from the U.S. Patent and Trademark Office for our Multi-Link logo which has been licensed for use by the purchasers of our discontinued businesses.

EMPLOYEES

As of September 30, 2003, we had 1 part-time employee.

As of October 11, 2004, we had 1 part-time employee.

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

    PROPERTY     YR LEASED   SQUARE FEET   EXPIRATION DATE   RENT/MONTH
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2003 or subsequent to that date.



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

                                             COMMON STOCK                WARRANTS
                                          HIGH          LOW         HIGH          LOW
                                       ----------   ----------   ----------   ----------
Fiscal 1999 ended September 30, 1999:
  Third  Fiscal Quarter
   (from  May 14, 1999)                $    9.750   $    6.250   $    1.094   $    0.563
  Fourth Fiscal Quarter                     7.375        6.063        0.906        0.500
Fiscal 2000 ending September 30, 2000:
  First Fiscal Quarter                      7.969        6.000        0.750        0.438
  Second Fiscal Quarter                    14.250        7.875        2.813        0.625
  Third Fiscal Quarter                     13.875        9.000        2.375        0.906
  Fourth Fiscal Quarter                    10.250        7.125        1.516        0.531
Fiscal 2001 ending September 30, 2001:
  First Fiscal Quarter                       8.00        4.063        0.875        0.125
  Second Fiscal Quarter                      5.25         4.25        0.313        0.094
  Third Fiscal Quarter                      4.625         4.00        0.156         0.10
  Fourth Fiscal Quarter                      4.52         1.80         0.20         0.05
Fiscal 2002 ending September 30, 2002:
  First Fiscal Quarter                       4.00         0.34          n/a          n/a
  Second Fiscal Quarter                      0.47         0.08          n/a          n/a
  Third Fiscal Quarter                       0.14        0.033          n/a          n/a
  Fourth Fiscal Quarter
Fiscal 2003 ending September 30, 2003:      0.035        0.001          n/a          n/a
  First Fiscal Quarter                      0.027       0.0001          n/a          n/a
  Second Fiscal Quarter                      0.02       0.0001          n/a          n/a
  Third Fiscal Quarter                       0.02       0.0001          n/a          n/a
  Fourth Fiscal Quarter                    0.0001       0.0001          n/a          n/a

Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded.

Last Reported Price. On October 11, 2004, the last reported bid price of the common stock reported on the National Quotation Bureau Pink Sheets was $0.0001 per share.

Holders. As of October 11, 2004, there were 70 holders of record of the common stock. We believe that we have in excess of 850 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer and warrant agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

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

Sale of Unregistered Securities Details concerning the sale of any unregistered securities during the period are set out in Note 9
Stockholders' Equity of the Financial Statements below.

Stock Incentive Plans Details concerning the activities and status of our stock incentive plan during the period are set out in Note 9
Stockholders' Equity of the Financial Statements below.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 we had $13,000 cash on hand, negative working capital of $(67,000) and following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis business for protection under Chapter 11 on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

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

As reported in the Form 8-K filed on November 27, 2002, our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 and from that date we had no further beneficial interest in the Indianapolis business.

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

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors We retained an independent third party consultant to value the shares of common stock issued in this transaction (Subsequent Events below).

Without any remaining operating businesses or income, during fiscal 2004 we have subsequently been able to negotiate a settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments we had entered into in respect of the businesses of our discontinued operations are set out in our financial statements below and have all been satisfied my mutually agreed negotiations with the relevant creditors.

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

General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2003 were $39,000 compared to $260,000 for the fiscal year ended September 30, 2002, a reduction of $221,000 or 85 percent. $118,000 of this decrease related to reduced levels of professional fees, $53,000 to reduced printing costs relating to the annual report and $51,000 to reduced personnel and administrative costs.

Write down of intangible and fixed assets due to estimated impairment in value. In the twelve months ended September 30, 2002 we wrote off $196,000 related to a note receivable from a former owner of a business purchased by us. The carrying value of this note was written down to the estimated market value of the underlying security for the loan - 150,000 shares of our common stock. No provision was required in the twelve months ended September 30, 2003 as the 150,000 shares of our common stock were sold before the end of fiscal 2002.

Loss from Operations. Loss from operations was $39,000 for the fiscal year ended September 30, 2003 compared to $456,000 for the fiscal year ended September 30, 2002, a decrease of $417,000 due to the factors discussed above.

Interest Income (Expense), Net. Net interest income for the fiscal year ended September 30, 2003 was less than $1,000 compared to net interest expense of $(53,000) for the fiscal year ended September 30, 2002, a decrease of $54,000 or 101 percent. In the year ended September 30, 2002 we entered into a new capital lease and provided in full for all future costs associated with the capital lease following our decision to accelerate repayment of all of our debts. No expense was recorded in fiscal 2003 as all expenses of the capital lease had been provided for in full in fiscal 2002.

Provision for Income Taxes. No provision for income taxes was required in either fiscal 2003 or 2002 as we generated significant tax losses in fiscal 2002 available for carryforward into fiscal 2003.

Extraordinary Item, net of tax. In the twelve months ended September 30, 2003 we recorded a $109,000 extraordinary gain compared to a $68,000 extraordinary gain recorded in the prior year. The extraordinary gains in both years arose from our settlement of liabilities for less than the originally contracted amounts.

Profit/(Loss) from Discontinued Operations. In the twelve months ended September 30, 2002 we recorded a profit of $88,000 on discontinued activities largely due to the sale of our live telephone answering business in Indianapolis in March 2002 for $443,000. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations were recognized in fiscal 2003.

Revenue from discontinued activities in the twelve months ended September, 2003 was $713,306 compared to $8,444,000 for the twelve months ended September 30, 2002. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Net Loss and Comprehensive Loss. We reported a net profit of $71,000 for the fiscal year ended September 30, 2003, compared to a net loss of $(352,000) for the fiscal year ended September 30, 2002, a variance of $423,000 due to the factors outlined above. The comprehensive profit /
(loss) was identical to the net profit / (loss) for the fiscal years 2003 and 2002 respectively.

CASH FLOW INFORMATION

For the twelve months ended September 30, 2003, net cash used in operations was $(168,000) compared to net cash used in operations in the twelve months ended September 30, 2002 of $ (205,000), a variance of $37,000 or 18 percent. The net profit / (loss), adjusted for non-cash items fell from and adjusted loss of $(203,000) in fiscal 2002 to $(38,000) in fiscal 2003, a reduction of $165,000 or 81 percent, largely due to the variance in the profit / (loss) on discontinued activities as described above. This reduction in the net profit /
(loss), adjusted for non-cash items, was offset by an increase in funds absorbed from changes in operating assets and liabilities from $(2,000) in fiscal 2002 to $(130,000) in fiscal 2003, again largely due to the movement in liabilities of discontinued operations.

No cash was (used in) or provided by investing activities was in the year ended September 30, 2003, compared to $6,000 provided by investment activities in the twelve months ended September 30, 2002. In fiscal 2002 we obtained $6,000 from the sale of the underlying security - 150,000 shares of our common stock - for a note receivable from a former owner of a business purchased by us. No cash was generated from or (used in) investing activities in fiscal 2003 as we had no remaining investments to sell and had no funds to purchase new investments.

Cash flow from financing activities was $35,000 for the twelve months ended September 30, 2003 compared to $51,000 cash from financing operations in the prior year, a decrease of $16,000, or 31 percent. In fiscal 2002 we received $50,000 equity through a private placement to a private investor and approximately $1,000 from the exercise of employee stock options. In fiscal 2003 we received $45,000 in an interest free loan from our sole director offset by a payment of $10,000 in settlement of all liabilities outstanding under our capital lease.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

Without any remaining operating businesses or income, during fiscal 2004 we were subsequently able to negotiate a settlement of all of our shortfalls to creditors with our remaining resources but are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

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

OUR MAJORITY STOCKHOLDER HAS THE ABILITY TO EFFECTIVELY CONTROL
SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction. David J. Cutler purchased a further 400,000 in the open market bringing his total ownership to 14,400,000 shares or 72.4 percent of our issued and outstanding common stock. Accordingly, David
J. Cutler can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

As at September 30, 2003 we had accumulated losses of $12,633,763 and a stockholder's deficit of $66,576. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended September 30, 2003 and 2002 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

We had no disagreements with either of our auditors.


ITEM 8A.  CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of September 30, 2003 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported with in the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Effective September 30, 2003 our sole director and executive officer was:

     NAME             AGE         POSITION
---------------     -------      -----------------------------------
David J. Cutler        47        President, Chief Executive Officer,
                                 Chief Financial Officer and Director.

As reported in the Form 8-K filed on November 6, 2002, Mr. Nigel V. Alexander resigned as Chief Executive Officer, Treasurer, Secretary and Director effective October 31, 2002, Mr. David J. Cutler, the Company's Chief Financial Officer, was appointed as a Director on November 5, 2002 and Mr. Shawn B. Stickle resigned as President and Director on November 6, 2002.

Mr. Stillahn resigned as a director during fiscal 2002.

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

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler joined us in February 1999 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as an Associate of the Institute of Taxation with Arthur Andersen and Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management and a Certified Valuation Analyst of the National Association of Certified Valuation Analysts.

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

     The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

Accountability for adherence to the code

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for services rendered during the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999, to Nigel V. Alexander and David J Cutler during their tenures as Chief Executive Officer. No other executive officer earned or was paid compensation of more than $100,000 for the years ended September 30, 2003, 2002, 2001, 2000 and 1999. We paid consulting fees to Octagon Strategies, Inc. ("Octagon") for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

                                 FISCAL YEAR
                                   ENDED        ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION     SEPTEMBER 30,   SALARY       BONUS
                                 ----------   ----------   ----------
David J. Cutler                     2003      $   19,000            -
  President, Chief Executive Officer
  and Chief Financial Officer
Nigel V. Alexander                  2003      $    9,000            -
  Former Chief Executive Officer,   2002      $  108,000            -
  Secretary and Treasurer 2003      2001      $   96,879            -
                                    2000      $  103,999   $   11,222
                                    1999      $   45,551            -

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

At September 30, 2001 we had issued options to purchase 799,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $6.13 per share. The options would have expired on various dates between March 30, 2005, and March 30, 2011. Of the issued options, 91,603 had been exercised and 188,850 had been cancelled, which meant that 519,127 options were currently issued and outstanding.

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

Messrs Alexander and Stickle resigned their positions effective October 31 and November 6, 2002 respectively at which time all remaining stock options were cancelled.

At September 30, 2003 we had issued options to purchase 1,439,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 1,216,449 had been cancelled, which means that no options are currently issued and outstanding.

No reload options or stock appreciation rights have been granted pursuant to the stock option plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 31, 2003, by:

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

NAME AND ADDRESS OF                           NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                SHARES    OUTSTANDING
----------------------------------            ----------   ----------
David J. Cutler                               14,400,000         72.4
                                              ----------   ----------
All executive officers and
  directors as a group.                        14,400,000        72.4

Other Beneficial Owners
  George P Caukins III                          1,205,000        6.01
  518 17th Street, 1700
  Denver, CO, 80202

The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of October 11, 2004, by:

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

NAME AND ADDRESS OF                           NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                SHARES    OUTSTANDING
----------------------------------            ----------   ----------
David J. Cutler                               14,400,000         72.4
                                              ----------   ----------
All executive officers and
  directors as a group.                       14,400,000         72.4

Other Beneficial Owners
  George P Caukins III                         1,205,000         6.01
  518 17th Street, 1700
  Denver, CO, 80202

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

  31        302 Certification(11)

  32        906 Certification(11)

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

(8) Incorporated by reference to the exhibits contained in the Registrant's Annual Report on Form 10-KSB filed on January 11, 2001.

(9) Incorporated by reference to the exhibits contained in the Registrant's Current Report on Form 8-K filed on March 25, 2002.

  (b)  Reports on Form 8-K

(10) On March 25, 2002 we filed a Form 8-K announcing the restructuring of the loan with Westburg Media Capital, LP and the sale of the telephone answering business.

(11)  Filed with this Form 10KSB

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We incurred aggregate fees and expenses of $0 and $17,000, respectively, from Hein and Associates LLP for the fiscal years 2003 and 2002. In fiscal 2002 we incurred costs in respect of the review of the our consolidated financial statements included in our Forms 10-QSB for the first two quarters of the 2002 fiscal year but in order to conserve financial resources incurred no further fees in respect of further reviews of the our consolidated financial statements or an annual audit in respect of the 2002 fiscal year. Similarly no audit or review fees were incurred in fiscal 2003 to conserve cash resources.

Tax Fees.

We did not incur any tax fees to Hein and Associates LLP. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.

We did not incur any other professional fees to Hein and Associates LLP. for the fiscal years 2003 and 2002.

The Audit Committee, or in the absence of an audit committee, the Board of Directors, considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Audit Committee or the Board of Directors pursuant to its policies and procedures.

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 the Company appointed James E. Scheifley and Associates PC as auditors in succession to Hein and Associates LLP.

                      INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                           ----------

INDEPENDENT AUDITOR'S REPORT                                   25

CONSOLIDATED BALANCE SHEET -- September 30, 2003               26

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years
  Ended September 30, 2002 and 2003                            27

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY -- For the Years Ended September  30, 2002 and 2003   28

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years
  Ended September 30, 2002 and 2003                            29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     30

INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Multi-Link Telecommunications, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2002 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Link Telecommunications, Inc. and subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of September 30, 2003 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


JAMES E SCHEIFLEY and ASSOCIATES, P.C.

Denver, Colorado
August 4, 2004

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEET

                                                          SEPTEMBER 30,
                                                              2003
                                                           ----------

              ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $   13,436
                                                           ----------
  Total current assets                                         13,436
                                                           ----------
    TOTAL ASSETS                                           $   13,436
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $   25,435
Net liabilities of discontinued operations                      9,945
Notes payable                                                  44,632
                                                           ----------
  Total current liabilities                                    80,012

COMMITMENTS AND CONTINGENCIES (Notes 2, 8 and 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares
 authorized; none issued                                            -
Common stock, no par value; 20,000,000 shares
 authorized, 5,886,935 shares issued and outstanding       12,567,188
Accumulated deficit                                       (12,633,763)
                                                           ----------
  Total stockholders' deficit                                 (66,576)
                                                           ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $   13,436
                                                           ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                   SEPTEMBER 30,
                                                 2002         2003
                                              ----------   ----------
General and administrative                       259,629       38,816
Write down of other assets due to
 estimated impairment in value                   196,125            -
                                              ----------   ----------
OPERATING LOSS                                  (455,754)     (38,816)

Interest and related income (expense), net       (52,841)         762
                                              ----------   ----------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                             (508,595)     (38,054)

Provision for income tax                               -            -
                                              ----------   ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEM                             (508,595)     (38,054)

Extraordinary Item, net of tax                    67,900      109,059
                                              ----------   ----------
PROFIT / (LOSS) FROM CONTINUING OPERATIONS
 AFTER EXTRAORDINARY ITEM                       (440,695)      71,005

Income / (Loss) from Discontinued Operations      88,454            -
                                              ----------   ----------
NET PROFIT/(LOSS)                               (352,241)      71,005
                                              ----------   ----------

NET PROFIT / (LOSS) PER COMMON SHARE
Continuing Operations before
 Extraordinary Item                           $    (0.10)  $    (0.01)
Extraordinary Item                                  0.01         0.02
Discontinued Operations                             0.02            -
                                              ----------   ----------
                                              $    (0.07)  $     0.01
                                              ----------   ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     4,934,462    5,886,935
                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                                                    COMMON STOCK       ACCUMULATED
                                                SHARES       AMOUNT       DEFICIT
                                              ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2001                   4,387,010   12,751,493  (12,352,527)
  Net loss and Comprehensive loss                      -            -     (352,241)
  Common stock issued for services                60,000       21,000            -
  Exercise of options                             39,925          679            -
  Common stock issued in acquisition of
   Telcom Sales Associates, Inc.                 400,000       16,000            -
  Common stock issued in private placement     1,000,000       50,000            -
  Write down in value of shares issued
   for software and services                           -     (271,984)           -
  Write down note receivable to value of
   underlying security                                 -            -            -
  Funds received from sale of security
   for loan note                                       -            -            -
                                              ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2002                   5,886,935  $12,567,188 $(12,704,769)

Net profit and Comprehensive profit                    -            -       71,005
                                              ----------   ----------   ----------

BALANCES, SEPTEMBER 30, 2003                   5,886,935  $12,567,188 $(12,633,764)
                                              ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(CONTINUED)      FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2003

                                                   ACCUMULATED
                                                      OTHER
                                                    COMPRE-      COMPRE-
                                                       HENSIVE      HENSIVE
                                          NOTE        INCOME       INCOME
                                       RECEIVABLE     (LOSS)       (LOSS)        TOTAL
                                       ----------   ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2001             (202,005)           -            -      196,961
  Net loss and Comprehensive loss               -            -            -     (352,241)
  Common stock issued for services              -            -            -       21,000
  Exercise of options                           -            -            -          679
  Common stock issued in acquisition of
   Telcom Sales Associates, Inc. 000            -            -            -       16,000
  Common stock issued in private placement      -            -            -       50,000
  Write down in value of shares issued
   for software and services                    -            -            -     (271,984)
  Write down note receivable to value of
   underlying security                    196,125            -            -      196,125
  Funds received from sale of security
   for loan note                            5,880            -            -        5,880
                                       ----------   ----------   ----------   ----------
BALANCES, SEPTEMBER 30, 2002           $        -   $        -   $        -   $ (137,581)

Net profit and Comprehensive profit             -            -   $        -   $   71,005
                                       ----------   ----------   ----------   ----------

BALANCES, SEPTEMBER 30, 2003           $        -   $        -   $        -   $  (66,576)
                                       ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED
                                                   SEPTEMBER 30,
                                                 2002         2003
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)                             $ (352,241)  $   71,005
Adjustments to reconcile net profit/(loss) to
 net cash used in operating activities:
Common stock issued for services                  21,000            -
Provision against note receivable                196,125            -
Extraordinary gain on payment of accounts
 Payable                                         (67,900)    (109,059)
Changes in operating assets and liabilities:
  (Increase)/decrease in prepaid expenses          8,914            -
  Increase/(decrease) in liabilities of
   discontinued operations                       238,289     (129,142)
  Increase/(decrease) in accounts payable       (204,019)      (1,299)
  Increase/(decrease) in accrued expenses        (45,000)           -
                                              ----------   ----------
    Net cash used in operating activities       (204,832)    (168,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities            -            -
Proceeds from sale of security for note
 Receivable                                        5,880            -
Deferred costs                                         -            -
                                              ----------   ----------
    Net cash provided by investing activities      5,880            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease                               -      (10,000)
Advances under notes payable                           -       44,632
Proceeds from issuance of common stock            50,000            -
Proceeds from the exercise of stock options          679            -
                                              ----------   ----------
    Net cash (used in) provided by financing
     Activities                                   50,679       34,632

INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (148,273)    (133,863)
CASH AND CASH EQUIVALENTS at beginning
 of period                                    $  295,572   $  147,200
                                              ==========   ==========
CASH AND CASH EQUIVALENTS at end of period    $  147,299   $   13,436
                                              ==========   ==========
Cash paid for interest                        $   15,882   $        -
                                              ==========   ==========
Software for subsidiary companies
  purchased on lease                          $   75,000   $        -
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

Principles of Consolidation - Effective May 20, 2002, the Board of Directors voted to sell all of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Deferred Costs and Other - Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. Other costs include security deposits and prepaid property leases.

Impairment of Long-Lived and Intangible Assets - In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the note receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective annual borrowing rate.

Discontinued Activities - Effective May 20, 2002, the Board of Directors voted to sell all of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ('Multi-Link Communications, Inc.'), Indianapolis ('Multi-Link Communications, LLC.'), Raleigh ('One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida ('VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

Revenue from discontinued activities in the twelve months ended September, 2003 was $713,306 compared to $8,444,000 for the twelve months ended September 30, 2002. The decrease in revenue was primarily due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized. Revenue from discontinued operations also declined as customer attrition continued to exceed new customer revenue and the live telephone answering service in Indianapolis was sold in March 2002.

Income Taxes - The Company currently accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2003 and 2002, the Company's net income/(loss) was identical to its Comprehensive Income/(loss).

Income (Loss) Per Share - The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share
(EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2000 and 2001 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Recently Issued Accounting Pronouncements - On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

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

Business Segments - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

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

As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the business and assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving a shortfall to certain creditors (refer note 3 and 8 below). Nigel V. Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operation at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 and from that date the Company had no further beneficial interest in the Indianapolis business.

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


3.  DISPOSITIONS:

As reported in the Form 8-K issued on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the businesses and assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 for total consideration of $4.2 million
- $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations - leaving shortfalls to certain creditors guaranteed by the Company (refer note 8 below).
Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operation at the public auction.

As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 and the Company had no further beneficial interest in the business.

Accordingly, as at September 30, 2003 the Company had no remaining assets, operating businesses or sources of income and was dependent on raising equity or debt to meet its liabilities and ongoing operating expenses.


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


6.  NET LIABILITIES OF DISCONTINUED OPERATIONS:

Effective September 30, 2003 an accrual of $10,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


7.  NOTE PAYABLE:

As at September 30, 2002 the Company owed $112,000 in respect of 60-month, $75,000 capital lease which Telecommunications entered into in November 2001 with interest at 17 percent to finance the purchase of accounting and CRM software for its subsidiary companies.

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

During fiscal 2003 the Company settled all liabilities under the capital lease with payment of $10,000 and recorded an extraordinary gain of approximately $102,000 on the transaction.

During fiscal 2003 the Company received a loan of $45,000 from its sole director to meet its liabilities and fund ongoing operating expenses. No interest was charged on the loan.


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


9.  STOCKHOLDERS' EQUITY:

Preferred Stock - The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock - During fiscal 2002, the Company issued a total of 1,519,925 shares of common stock were issued with a value of $88,358 as follows:

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

During fiscal 2003 no additional shares of common stock were issued and no alteration to the value of common stock issued was required.

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

Note Receivable - During fiscal 2001, a note receivable to the former owner of Hellyer was reclassified from other assets to a contra equity account (see Note 4 above).

During fiscal 2002 the market value of the underlying security for the note receivable, 150,000 shares of the Company's common stock, continued to decline and a provision of $196,000 was required against the carrying value of the note receivable in fiscal 2002 before the security for the note receivable was finally sold for approximately $6,000.

Warrants - The Company has granted warrants, which are summarized as follows:

                                                 2002                     2003
                                       -----------------------   -----------------------
                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                         NUMBER      EXERCISE      NUMBER      EXERCISE
                                       OF SHARES       PRICE     OF SHARES       PRICE
                                       ----------   ----------   ----------   ----------
Outstanding, beginning of year          1,122,160   $     8.24      321,160   $     8.02
   Granted                                      -            -            -            -
   Cancelled                              (36,000)  $     4.17            -            -
   Cancelled                              (75,000)  $     4.17            -            -
   Cancelled                             (690,000)  $     9.00            -            -
   Cancelled                                    -            -     (150,000)  $     4.17
                                       ----------                ----------
Outstanding, end of year                  321,160   $     8.02      171,160   $    11.39
                                       ==========                ==========
Vested, end of year                       321,160                   171,160
                                       ==========                ==========

The weighted average contractual life for all warrants as at September 30, 2003 was approximately fifteen months, with exercise prices ranging between $4.17 and $14.3625.

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

In connection with the private placement and debt conversion in November 1998, the Company issued "A" warrants to purchase 75,000 shares of common stock. These warrants were exercisable at $4.17 per share. The warrants were due to expire in May 2001 but were subsequently extended to December 31, 2001 and were redeemable under certain circumstances by the Company. These warrants expired on December 31, 2001.

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

Stock Options - In 1997, the Company adopted a stock option plan (the "Plan") that authorizes the issuance of up to 300,000 shares of common stock. During fiscal 2000, the number of shares of common stock within the plan was subsequently increased to 800,000. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or "nonqualified stock options".

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

Messrs Alexander and Stickle resigned their positions effective October 31 and November 6, 2002 respectively at which time all remaining stock options were cancelled.

At September 30, 2003 we had issued options to purchase 1,439,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options would have expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 1,216,449 had been cancelled, which means that no options are currently issued and outstanding.

The following is a table of activity under the Plan:

                                                 2002                     2003
                                       -----------------------   -----------------------
                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                         NUMBER      EXERCISE      NUMBER      EXERCISE
                                       OF SHARES       PRICE     OF SHARES       PRICE
                                       ----------   ----------   ----------   ----------
Outstanding, beginning of year            519,127   $     7.95      660,000   $     0.33
Granted at a price equal to fair value:
  Employees and others                    640,000         0.05            -            -
  Employees                                     -            -            -            -
Exercised                                 (39,925)       0.017            -            -
Forfeited/Canceled                       (459,202)        8.58     (660,000)        0.33
                                       ----------                ----------
Outstanding, end of year                  660,000   $     0.33            -   $        -
                                       ==========                ==========
Exercisable at end of year                 20,000                         -
                                       ==========                ==========

The weighted average fair value of options granted was immaterial for the options granted during fiscal 2002. For all options granted, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been unchanged as all expenses in respect of issued stock options were immaterial and related to discontinued activities.

INCOME TAXES:

The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34 percent as follows:

                                                 2002         2003
                                                Percent      Percent
                                              ----------   ----------
Statutory rate                                  (34.0)        (34.0)
State income taxes,
  net of Federal income tax benefit              (3.3)         (3.3)
Increase (reduction) in valuation
  allowance related to net operating
  loss carry forwards and change in
  temporary differences                          37.3          37.3
                                              ----------   ----------
                                                  0.0           0.0

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

Without any remaining operating businesses or income, during fiscal 2004 the Company was subsequently able to negotiate a settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity or debt to fund its ongoing operating expenses.

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

MULTI-LINK TELECOMMUNICATIONS, INC.





Date: October 14, 2004            By:  /s/ DAVID  J. CUTLER
                                       ------------------------------
                                       David J Cutler
                                       Chief Executive Officer, and
                                       Chief Financial Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






     SIGNATURE                   TITLE                    DATE
-------------------        --------------------      ------------------





/s/  DAVID J. CUTLER       Chief Executive Officer   October 14 2004
----------------------             and
     David  J. Cutler      Chief Financial Officer
                           (Principal Financial and
                            Accounting Officer)


1


Bowne Conversion	54
1
Bowne Conversion		Multi-Link Fiscal 2003 10k Oct 7