Form 10QSB
period 2003-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-25
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet December 31, 2003                    3
Consolidated Statements of Operations - Three Months Ended
  December 31, 2003 and 2002                                    4
Consolidated Statement of Cash Flows - Three Months Ended
  December 31, 2003 and 2002                                    5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               16



PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     17
Item 2.  Changes in Securities                                 17
Item 3.  Defaults on Senior Securities                         18
Item 4.  Submission of Matters to a Vote of Security Holders   18
Item 5.  Other Information                                     18
Item 6.  Exhibits and Reports on Form 8-K                      18

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                       Consolidated Balance Sheet
                              (Unaudited)

                                                          December 31,
                                                              2003
                                                           ----------
ASSETS

Current Assets
  Cash and Cash Equivalents                                $    1,020
                                                           ----------
    Total Current Assets                                        1,020
                                                           ----------
TOTAL ASSETS                                               $    1,020
                                                           ==========


LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   16,699
  Net Liabilities of Discontinued Operations                      439
  Note Payable                                                 45,104
                                                           ----------
    Total Current Liabilities                                  62,243

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued                                          -
  Common Stock no par value: 20,000,000 shares authorized,
   19,886,935 shares issued and outstanding                12,585,499
  Accumulated Deficit                                     (12,646,722)
                                                           ----------
    Total Stockholders' Deficit                               (61,222)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    1,020
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 Consolidated Statement of Operations
                              (Unaudited)

                                                Three Months Ended
                                                    December 31,
                                                 2003         2002
                                              ----------   ----------
General and Administrative Expenses           $   12,958   $   17,689
                                              ----------   ----------
  Operating Loss                                 (12,958)     (17,689)

Interest and Related Income/(Expenses) Net             -          400
                                              ----------   ----------
  Loss before Income Taxes and
   Extraordinary Item                            (12,958)     (17,289)

Provision for Income Taxes                             -            -
                                              ----------   ----------
  Loss from Continuing Operations before
   Extraordinary Item                            (12,958)     (17,289)

Extraordinary Item Net of Taxation                     -        4,175
                                              ----------   ----------
  Loss from Continuing Operations after
   Extraordinary Item                            (12,958)     (13,114)

Profit/(Loss) from Discontinued Operations             -            -
                                              ----------   ----------
  Net Loss                                    $  (12,958)  $  (13,114)
                                              ----------   ----------


NET PROFIT/(LOSS) PER COMMON SHARE

Continuing Operations before
 Extraordinary Item                           $    (0.00)  $    (0.00)
Extraordinary Item                            $     0.00   $     0.00
Discontinued Operations                       $     0.00   $     0.00
                                              ----------   ----------
  Net Loss Per Common Share                   $    (0.00)  $    (0.00)
                                              ----------   ----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    15,169,557    5,886,935
                                              ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                Three Months Ended
                                                    December 31,
                                                 2003         2002
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET  LOSS                                     $  (12,958)  $  (13,114)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
 Extraordinary Gain on Repayment of Account
  Payable                                              -       (4,175)

CHANGES IN OPERATING ASSETS and LIABILITIES
 Increase/(Decrease) in Liabilities of
  Discontinued Operations                         (9,506)    (127,891)
 Increase/(Decrease) in Accounts Payable          (8,736)       1,042
                                              ----------   ----------
  Total Cash Flow used in Operating Activities   (31,200)    (144,138)
                                              ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES                    -            -
                                              ----------   ----------
  Total Cash Flow provided by/(used in)
   Investing Activities                                -            -

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from Issuance of Common Stock           18,312            -
 Advances under Notes Payable                        472        2,000
                                              ----------   ----------
  Total Cash Flow provided by Financing
   Activities                                     18,784        2,000

DECREASE IN CASH and CASH EQUIVALENTS         $  (12,416)  $ (142,138)
                                              ==========   ==========

Cash and Cash Equivalents at the beginning
 of the period                                $   13,436   $  147,299
                                              ==========   ==========
Cash and Cash Equivalents at the end
 of the period                                $    1,020   $    5,161
                                              ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2003 and 2002.

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


Note 4  Note Payable

As at December 31, 2003, a loan of $43,000 was owed to the sole director of the Company. No interest was charged on the loan.

Note 5  Net Liabilities of Discontinued Operations

Effective December 31, 2003, an accrual of less than $1,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


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

There was no revenue from discontinued activities in the three months ended December 31, 2003 compared to $713,000 for the three months ended December 31, 2002. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.


Note 8  Subsequent Events

Without any remaining operating businesses or income, during the remainder of fiscal 2004 the Company has been able to negotiate a settlement of all of its shortfalls to creditors with its remaining resources but is now dependent on raising additional equity and debt to fund its ongoing operating expenses.

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

Results of Operations

Quarter ended December 31, 2003 compared to quarter ended December 31, 2002. The results for the quarter ended December 31, 2003 and December 31, 2002 have been adjusted to reflect all operating businesses and assets as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2003, were $13,000 compared to $18,000 for the three months ended December 31, 2002, a decrease of $5,000 or 44 percent. Of this decrease, $3,000 to reduced employee costs and $2,000 to reduced professional fees.

Loss from Operations. Loss from operations was $(13,000) for the three months ended December 31, 2003, compared to a loss from operations of $(18,000) for the three months ended December 30, 2002, a reduction in losses of $5,000 due to the factors described above.

Net Interest Income/(Expense). There was no net interest income/(expense) for the three months ended December 31, 2003 compared to nominal net interest income of less than $1,000 for the three months ended December 31, 2002 which was earned on our higher cash balances in the prior year.

Extraordinary Item. In the three months ended December 31, 2002, we recorded an extraordinary gain of $4,000 in respect of a negotiated settlement reached with one of our creditors for less than the initial amount invoiced. There was no such extraordinary item in the three months ended December 31, 2003.

Profit from Discontinued Operations. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations were recognized n fiscal 2003 or will be recognized in fiscal 2004.

There was no revenue from discontinued activities in the three months ended December 31, 2003 compared to $713,000 for the three months ended December 31, 2002. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Cash Flow Information

For three months ended December 31, 2003 net cash used in operations was $(31,000) compared to $(144,000) for the three months ended
December 31, 2002, a variance of $113,000 or 85 percent The variance is largely due to the decrease in funds absorbed by discontinued operations from $128,000 in the three months to December 31, 2002 to $10,000 in the three months ended December 31, 2003.

No net cash was generated from or (used in) investing activities in either the three months to December 31, 2002 or 2001.

Cash flow from financing activities was $19,000 for the three months ended December 31, 2003 compared to $2,000 for the same period in the prior year, a variance of $17,000. In the three months ended December 31, 2003 we received $18,000 from the proceeds of the issue of shares of our common stock issued to our sole director as described above, while in the three months ended December 31, 2002 we received $2,000 on an advance under a note payable from our sole director.

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

During the remainder of fiscal 2004 we have been able to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.


Item 4.  Submission of Matters to Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

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


                                  MULTI-LINK TELECOMMUNICATIONS, INC,
                                  (Registrant)





Date:  October 11, 2004           /s/  David J. Cutler
                                  -----------------------------------
                                  David J. Cutler,
                                  Chief Executive Officer
                                  Chief Financial Officer





4

19