Form 10QSB
period 2004-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-25
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet March 31, 2004                       3
Consolidated Statements of Operations - Three Months Ended
  March 31, 2004 and 2003 and Six Months ended
  March 31, 2004 and 2003.                                      4
Consolidated Statement of Cash Flows - Six Months Ended
  March 31, 2004 and 2003                                       5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               17



PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     18
Item 2.  Changes in Securities                                 18
Item 3.  Defaults on Senior Securities                         19
Item 4.  Submission of Matters to a Vote of Security Holders   19
Item 5.  Other Information                                     19
Item 6.  Exhibits and Reports on Form 8-K                      19

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                       Consolidated Balance Sheet
                              (Unaudited)

                                                            March 31,
                                                              2003
                                                           ----------
ASSETS

Current Assets
  Cash & Cash Equivalents                                  $      977
                                                           ----------
    Total Current Assets                                          977
                                                           ----------
TOTAL ASSETS                                               $      977
                                                           ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $   12,351
  Net Liabilities of Discontinued Operations                      439
  Note Payable                                                 48,504
                                                           ----------
    Total Current Liabilities                                  61,295

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued.                                         -
  Common Stock no par value: 20,000,000 shares
   authorized, 19,886,935 shares issued and outstanding.   12,585,499
  Accumulated Deficit                                     (12,645,817)
                                                           ----------
    Total Stockholders' Deficit                               (60,318)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      977
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)

                                          Three Months Ended         Six Months Ended
                                        March 31,    March 31,    March 31,    March 31,
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
General & Administrative Expenses      $    4,637   $    9,194   $   17,595   $   26,883
                                       ----------   ----------   ----------   ----------
  Operating Loss                           (4,637)      (9,194)     (17,595)     (26,883)

Interest and Related Income/(Expenses)
 Net                                            -            -            -          400
                                       ----------   ----------   ----------   ----------
  Loss before Income Taxes and
   Extraordinary Item                      (4,637)      (9,194)     (17,595)     (26,483)

Provision for Income Taxes                      -            -            -            -
                                       ----------   ----------   ----------   ----------
  Loss from Continuing Operations
   before Extraordinary Item               (4,637)      (9,194)     (17,595)     (26,483)

Extraordinary Item Net of Taxation          5,542        2,825        5,542        7,000
                                       ----------   ----------   ----------   ----------
  Loss from Continuing Operations
   after Extraordinary Item                   905       (6,369)     (12,053)     (19,483)

Profit/(Loss) from Discontinued
 Operations                                     -            -            -            -
                                       ----------   ----------   ----------   ----------
  Net Loss                             $      905   $   (6,369)  $  (12,053)  $  (19,483)
                                       ==========   ==========   ==========   ==========

NET PROFIT / (LOSS) PER COMMON SHARE
Continuing Operations before
 Extraordinary Item                    $     0.00   $    (0.00)  $    (0.00)  $    (0.00)
Extraordinary Item                     $     0.00   $     0.00   $     0.00   $     0.00
Discontinued Operations                $     0.00   $     0.00   $     0.00   $     0.00
                                       ----------   ----------   ----------   ----------
  Net Loss Per Common Share            $     0.00   $    (0.00)  $    (0.00)  $    (0.00)

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                           19,886,935    5,886,935   17,502,336    5,886,935
                                       ==========   ==========   ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)

      Six Months
                                               March 31,    March 31,
                                                 2004         2003
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET  PROFIT/(LOSS)                            $  (12,053)  $  (19,483)

ADJUSTMENTS TO RECONCILE NET PROFIT/(LOSS) TO NET
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
  Extraordinary Gain on Repayment of Account
   Payable                                        (5,542)      (7,000)

CHANGES IN OPERATING ASSETS & LIABILITIES
  Increase/(Decrease) in Liabilities of
   Discontinued Operations                        (9,506)    (127,485)
  Increase/(Decrease) in Accounts Payable         (4,278)       2,145
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Operating Activities                        (31,379)    (151,823)

CASH FLOW FROM INVESTING ACTIVITIES                    -            -
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Investing Activities                              -            -

CASH FLOW FROM FINANCING ACTIVITIES
  Advances under Notes Payable                       609        4,730
  Proceeds from Issue of Common Stock             18,312            -
                                              ----------   ----------
    Total Cash Flow provided by Financing
     Activities                                   18,921        4,730

DECREASE IN CASH & CASH EQUIVALENTS           $  (12,458)  $ (147,093)
                                              ==========   ==========

Cash and Cash Equivalents at the
 beginning of the period                      $   13,436   $  147,299
                                              ==========   ==========
Cash and Cash Equivalents at the
 end of the period                            $      977   $      206
                                              ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2002 and 2001.

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


Note 4  Note Payable

As at March 31, 2004, a loan of $49,000 was owed to the sole director of the Company. No interest was charged on the loan.

Note 5  Net Liabilities of Discontinued Operations

Effective March 31, 2004, an accrual of $1,000 had been made in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations.


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

There was no revenue from discontinued activities in the three months ended March 31, 2004 or March 31, 2003, and no revenue from discontinued activities in the six months ended March 31, 2004 compared to $713,000 for the six months ended March 31, 2003. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.


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

Results of Operations
Quarter ended March 31, 2004 compared to quarter ended March 31, 2003. The results for the quarter ended March 31, 2004 and March 31, 2003 have been adjusted to reflect all operating activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004, were $5,000 compared to $9,000 for the three months ended March 31, 2003, a decrease of $4,000 or 44 percent, relating to reduced professional fees.

Loss from Operations. Loss from operations was $5,000) for the three months ended March 31, 2004, compared to a loss from operations of $(9,000) for the three months ended March 31, 2003, a reduction in losses of $4,000 due to the factors described above.

Extraordinary Item. In the three months ended March 31, 2004, we recorded an extraordinary gain of $6,000 compared to an extraordinary gain of $3,000 in the three months ended March 31, 2003, an increase of $3,000 or 100 percent. These extraordinary gains arose from negotiated settlements reached with our creditors for less than the originally contracted amount.

Profit from Discontinued Operations. No profit or loss was recognized on discontinued operations in the three months ended March 31 2004 or 2003 as the future loss on all discontinued activities was provided for in full during fiscal 2002.

No revenue was recorded from discontinued activities in the three months ended March 31, 2004 or 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Six Months ended March 31, 2004 compared to the Six Months ended March 31, 2003. The results for the six months ended March 31, 2004 and March 31, 2003 have been adjusted to reflect all operating activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2004, were $18,000 compared to $27,000 for the six months ended March 31, 2003, a decrease of $9,000 or 33 percent. Of this decrease, $5,000 related to reduced professional fees and $4,000 to reduced employee and administrative costs.

Loss from Operations. Loss from operations was $(18,000) for the six months ended March 31, 2004, compared to a loss from operations of $(27,000) for the six months ended March 31, 2003, a reduction in losses of $9,000 due to the factors described above.

Net Interest Expense. There was no net interest income / (expense) for the six months ended March 31, 2004 compared to nominal net interest income of less than $1,000 for the six months ended March 31, 2003 which was earned on our higher cash balances in the prior year.

Extraordinary Item. In the six months ended March 31, 2004, we recorded an extraordinary gain of $6,000 compared to an extraordinary gain of $7,000 in the six months ended March 31, 2003, a decrease of $1,000. These extraordinary gains arose from negotiated settlements reached with our creditors for less than the originally contracted amount.

Profit from Discontinued Operations. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations were recognized n fiscal 2003 or will be recognized in fiscal 2004.

There was no revenue from discontinued activities in the six months ended March 31, 2004 compared to $713,000 for the six months ended March 31, 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Cash Flow Information

For six months ended March 31, 2004 net cash used in operations was $(31,000) compared to $(152,000) used in operations for the six months ended March 31, 2003, a positive variance of $121,000 which was largely due to the decrease in funds absorbed by discontinued operations from $128,000 in the six months to March 31, 2003 to $10,000 in the six months ended March 31, 2004.

No cash was generated from or (used in) investing activities in either the six months to March 31, 2004 or 2003 as the Company had no remaining investments to sell and had no funds to purchase new investments.

Cash flow from financing activities was $19,000 for the six months ended March 31, 2004 compared to $5,000 for the same period in the prior year, a variance of $14,000. In the six months ended March 31, 2004 we received $18,000 from the proceeds of the issue of shares of our common stock issued to our sole director as described above, while in the six months ended March 31, 2003 we received a loan of $5,000 from our sole director.

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

Exhibits

Exhibit 31 - 302 certification
Exhibit 32 - 906 certification

Reports on Form 8-K
On October 31, 2003 we filed a Form 8-K announcing that we had issued 14,000,000 shares of Common Stock for consideration of $18,000 to David J Cutler, sole director of the Company. We issued the shares, valued by a third party consultant, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with our creditors.

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

21