Form 10QSB
period 2004-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2004-10-25
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 INDEX


                  MULTI-LINK TELECOMMUNICATIONS, INC.

                                                              PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet June 30, 2004                        3
Consolidated Statements of Operations - Three Months Ended
  June 20, 2004 and 2003 and Nine Months ended
  June 30, 2004 and 2003.                                       4
Consolidated Statement of Cash Flows - Nine Months Ended
  June 30, 2004 and 2003                                        5

Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8


Item 3.  Controls and Procedures                               17



PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     18
Item 2.  Changes in Securities                                 18
Item 3.  Defaults on Senior Securities                         19
Item 4.  Submission of Matters to a Vote of Security Holders   19
Item 5.  Other Information                                     19
Item 6.  Exhibits and Reports on Form 8-K                      19

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements

                  MULTI-LINK TELECOMMUNICATIONS, INC.
                       Consolidated Balance Sheet
                              (Unaudited)

                                                             June 30,
                                                              2004
                                                           ----------
ASSETS

Current Assets
  Cash and Cash Equivalents                                $    1,015
                                                           ----------
    Total Current Assets                                        1,015
                                                           ----------
TOTAL ASSETS                                               $    1,015
                                                           ==========


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                         $    3,330
  Note Payable                                                 52,670
                                                           ----------
    Total Current Liabilities                                  56,001

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.01 par value: 5,000,000 shares
   authorized: none issued.                                         -
  Common Stock no par value: 20,000,000 shares
   authorized, 19,886,935 shares issued and outstanding.   12,585,499
  Accumulated Deficit                                     (12,640,485)
                                                           ----------
    Total Stockholders' Deficit                               (54,986)
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    1,015
                                                           ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)

                                          Three Months Ended        Nine Months Ended
                                        June 30,     June 30,     June 30,     June 30,
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
General & Administrative Expenses      $    3,585   $    8,526   $   21,180   $   35,408
                                       ----------   ----------   ----------   ----------
  Operating Loss                           (3,585)      (8,526)     (21,180)     (35,408)

Interest and Related Income/(Expenses)
  Net                                           -          362            -          762
                                       ----------   ----------   ----------   ----------
  Loss before Income Taxes and
   Extraordinary Item                      (3,585)      (8,163)     (21,180)     (34,646)

Provision for Income Taxes                      -            -            -            -
                                       ----------   ----------   ----------   ----------
  Loss from Continuing Operations
   before Extraordinary Item               (3,585)      (8,163)     (21,180)     (34,646)

Extraordinary Item Net of Taxation          8,917          525       14,459        7,525
                                       ----------   ----------   ----------   ----------
  Loss from Continuing Operations after
   Extraordinary Item                       5,332       (7,638)      (6,721)     (27,120)

Profit/(Loss) from Discontinued
 Operations                                     -            -            -            -
                                       ----------   ----------   ----------   ----------
  Net Loss                             $    5,332   $   (7,638)  $   (6,721)  $  (27,120)
                                       ----------   ----------   ----------   ----------

NET PROFIT / (LOSS) PER COMMON SHARE
Continuing Operations before
 Extraordinary Item                    $     0.00   $    (0.00)  $    (0.00)  $    (0.00)
Extraordinary Item                     $     0.00   $     0.00   $     0.00   $     0.00
Discontinued Operations                $     0.00   $     0.00   $     0.00   $     0.00
                                       ----------   ----------   ----------   ----------
  Net Loss Per Common Share            $     0.00   $    (0.00)  $     0.00   $    (0.00)
                                       ----------   ----------   ----------   ----------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                           19,886,935    5,886,935   18,297,209    5,886,935
                                       ==========   ==========   ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  Multi-Link Telecommunications, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                 Nine Months Ended
                                               June 30,     June, 30
                                                 2004         2003
                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET  LOSS                                     $   (6,722)  $  (27,121)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
  Extraordinary Gain on Repayment of Account
   Payable                                       (14,459)      (7,525)

CHANGES IN OPERATING ASSETS & LIABILITIES
  Increase/(Decrease) in Liabilities of
   Discontinued Operations                        (9,945)    (129,142)
  Increase/(Decrease) in Accounts Payable         (7,646)      (1,300)
                                              ----------   ----------
    Total Cash Flow used in Operating
     Activities                                  (38,772)    (165,088)

CASH FLOW FROM INVESTING ACTIVITIES
  Payment on Note Receivable                           -            -
                                              ----------   ----------
    Total Cash Flow provided by Investing
     Activities                                        -            -

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Issue of Common Stock             18,312            -
  Advances Under Notes Payable                     8,039       17,943
                                              ----------   ----------
    Total Cash Flow provided by/(used in)
     Financing Activities                         26,351       17,943

DECREASE IN CASH and CASH EQUIVALENTS         $  (12,421)  $ (147,145)
                                              ==========   ==========

Cash and Cash Equivalents at the
 beginning of the period                      $   13,436   $  147,299
                                              ==========   ==========
Cash and Cash Equivalents at the
 end of the period                            $    1,015   $      155
                                              ==========   ==========





See accompanying Notes to Consolidated Financial Statements.

                  MULTI-LINK TELECOMMUNICATIONS, INC.

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

The accompanying unaudited financial statements of Multi-Link Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2003 and 2002.

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


Note 4  Note Payable

As at June 30, 2004, a loan of $53,000 was owed to the sole director of the Company. No interest was charged on the loan.

Note 5  Common Stock

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


Note 6  Discontinued Activities

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

There was no revenue from discontinued activities in the three months ended June 30, 2004 or June 30, 2003, and no revenue from discontinued activities in the nine months ended June 30, 2004 compared to $713,000 for the nine months June 30, 2003. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.


Note 7  Subsequent Events

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

Results of Operations
Quarter ended June 30, 2004 compared to quarter ended June 30, 2003. The results for the quarter ended June 30, 2004 and June 30, 2003 have been adjusted to reflect all operating businesses as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004, were $4,000 compared to $9,000 for the three months ended June 30, 2003, a decrease of $5,000 or 56 percent which related to reduced professional fees.

Loss from Operations. Loss from operations was $(4,000) for the three months ended June 30, 2004, compared to a loss from operations of $(9,000) for the three months ended June 30, 2003, a reduction in losses of $5,000 due to the factors described above.

Net Interest Income/(Expense). There was no net interest income/(expense) for the nine months ended June 30, 2004 compared to nominal net interest income of less than $1,000 for the nine months ended June 30, 2003 which was earned on our higher cash balances in the prior year.

Extraordinary Item. In the three months ended June 30, 2004, we recorded an extraordinary gain $9,000 compared to an extraordinary gain of less than $1,000 recorded in the three months ended June 30, 2003. The extraordinary gains arose from negotiated settlements reached with our creditors for less than the originally contracted amount.

Loss from Discontinued Operations. No profit or loss was recognized on discontinued operations in the three months ended June 30, 2004 or 2003 as the future loss on all discontinued activities was provided for in full during fiscal 2002.

No revenue was recorded from discontinued activities in the three months ended June 30, 2004 or 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Nine Months ended June 30, 2004 compared to the Nine Months ended June 30, 2003. The results for the nine months ended June 30, 2004 and June 30, 2003 have been adjusted to reflect all trading activities as discontinued operations as described above.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2004, were $21,000 compared to $35,000 for the nine months ended June 30, 2003, a decrease of $14,000 or 40 percent. Of this decrease, $9,000 related to reduced professional fees and $5,000 to reduced employment and administrative expenses.

Loss from Operations. Loss from operations was $(21,000) for the nine months ended June 30, 2004, compared to a loss from operations of $(35,000) for the nine months ended June 30 2003, a reduction in losses of $14,000 due to the factors described above.

Net Interest Expense. There was no net interest income / (expense) for the nine months ended June 30, 2004 compared to nominal net interest income of less than $1,000 for the nine months ended June 30, 2004 which was earned on our higher cash balances in the prior year.

Extraordinary Item. In the nine months ended June 30, 2004, we recorded an extraordinary gain of $14,000 compared to an extraordinary gain of $8,000 in the nine months ended June 30, 2003, an increase of $6,000 or 75 percent. These extraordinary gains arose from negotiated settlements reached with our creditors for less than originally contracted amounts.

Profit from Discontinued Operations. As the future loss on all discontinued activities was provided for in full during fiscal 2002, no results for the discontinued operations were recognized n fiscal 2003 or will be recognized in fiscal 2004.

There was no revenue from discontinued activities in the nine months ended June 30, 2004 compared to $713,000 for the nine months ended June 30, 2003 as the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

Cash Flow Information

For nine months ended June 30, 2004 net cash used in operations was $(39,000) compared to $(165,000) for the nine months ended June 30, 2002, a positive variance of $126,000 or 76 percent which was largely due to the decrease in funds absorbed by discontinued operations from $129,000 in the nine months to June 30, 2003 to $10,000 in the nine months ended June 30, 2004.

No cash was generated from or (used in) investing activities in either the nine months to June 30, 2004 or 2003 as the Company had no remaining investments to sell and had no funds to purchase new investments.

Cash flow from financing activities was $26,000 for the nine months ended June 30, 2004 compared to $18,000 for the same period in the prior year, an increase of $8,000 or 44 percent. In the nine months ended June 30, 2004 we received $18,000 from the proceeds of the issue of shares of our common stock to our sole director as described above and a further $8,000 advanced under a note payable from our sole director. In the nine months ended June 30, 2003 we received a loan of $18,000 from our sole director.

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


                                  MULTI-LINK TELECOMMUNICATIONS, INC,
                                  (Registrant)





Date:  October 11, 2004           /s/David J. Cutler
                                  -----------------------------------
                                  David J.Cutler,
                                  Chief Executive Officer
                                  Chief Financial Officer






4

21