Form 10KSB
period 2004-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2005-01-13
CIK 1072313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

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

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The Registrant's revenues for its most recent fiscal year were $0.

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on January 4, 2005, was approximately $549 based upon the reported closing sale price of such shares on the National Quotation Bureau Pink Sheets for that date. As of January 4, 2005, there were 19,886,935 shares outstanding of which 5,486,935 shares were held by non-affiliates.


    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM                                  DESCRIPTION                               PAGE
Item 1.       Description of Business..............................                  3

Item 2.       Description of Properties............................                  6

Item 3.       Legal Proceedings....................................                  6

Item 4.       Submission of Matters to a Vote of Security Holders..                  7

Item 5.       Market for Common Equity and Related Stockholder Matters               7

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................                  9

Item 7.       Financial Statements.................................                 15

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.............................                 15

Item 8a.      Controls and Procedures..............................                 17

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange
              Act..................................................                 16

Item 10.      Executive Compensation...............................                 17

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management...........................................                 19

Item 12.      Certain Relationships and Related Transactions.......                 19

Item 13.      Exhibits and Reports on Form 8-K.....................                 20

Item 14.      Principal Accountant Fees and Services...............                 22

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

    Effective November 20, 2002 all the Company operating businesses had been sold or foreclosed upon leaving shortfalls to certain creditors guaranteed by the Company or were being operated under Chapter 11 protection. As part of the reorganization of the subsidiary, the Company entered into an agreement with creditors that in consideration of a waiver of all claims against us, it would waive all claims to equity and ownership in the LLC subsidiary. The Company agreed to this because the scheduled claims and expenses exceeded realizable value to the Company.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

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

     While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of stockholders.

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

Currently, we lease the following facility, containing, in the aggregate, approximately 300 square feet:

        PROPERTY       YEAR LEASED   SQUARE FEET   EXPIRATION DATE   RENT/MONTH
        --------       -----------   -----------   ---------------   ----------
    Denver, Colorado      2004            300     Month to Month        $   185

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2004 or subsequent to that date.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock originally traded on the Nasdaq SmallCap Market under the symbol "MLNK." Similarly, our public warrants were also traded on the Nasdaq SmallCap Market under the symbol "MLNKW." However, on March 7, 2002 the Nasdaq Stock Market staff advised us that we were not in compliance with several Nasdaq marketplace requirements for continued listing on the Nasdaq SmallCap Market, including failure to comply with the audit committee requirements, a failure to maintain the minimum $2,000,000 net tangible asset requirement or the alternative minimum stockholders' equity requirement of $2,500,000.

    We decided that we had no realistic grounds upon which to appeal against this determination and accordingly our common stock and warrants were de-listed from the Nasdaq SmallCap Market on March 15, 2002. Subsequently, our stock and warrants commenced trading on the over the counter bulletin board market under the symbols MLNK.OB and MLNKW.OB respectively.

    Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded.

    In order to conserve our financial resources during fiscal 2002, we elected not to incur the costs involved in retaining our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible for trading on the over the counter bulletin board. Our common stock is not now quoted on the National Quotation Bureau Pink Sheets but may be traded by interested parties under the symbol MLNK.PK in the "gray sheets."

    The table below sets forth for the quarters indicated the high and low per sale share price of common stock and warrants in the past two years on the over the counter bulletin board and the National Quotation Bureau Pink Sheets. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                        COMMON STOCK                 WARRANTS
                                                     HIGH          LOW          HIGH          LOW
Fiscal 2003 ending September 30, 2003:
  First Fiscal Quarter...................              0.027       0.0001         n/a           n/a
  Second Fiscal Quarter..................              0.02        0.0001         n/a           n/a
  Third Fiscal Quarter...................              0.02        0.0001         n/a           n/a
  Fourth Fiscal Quarter..................              0.0001      0.0001         n/a           n/a
Fiscal 2004 ending September 30, 2004:
  First Fiscal Quarter...................              0.0001      0.0001         n/a           n/a
  Second Fiscal Quarter..................              0.0001      0.0001         n/a           n/a
  Third Fiscal Quarter...................              0.0001      0.0001         n/a           n/a
  Fourth Fiscal Quarter..................              0.0001      0.0001         n/a           n/a

    Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded

    Last Reported Price. On January 4, 2005, the last reported price of the common stock reported on the National Quotation Bureau Pink Sheets was $0.0001 per share.

     Holders. As of January 4, 2005, there were 67 holders of record of the common stock. We believe that we have in excess of 850 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer and warrant agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

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

  Sale of Unregistered Securities Details concerning the sale of any unregistered securities during the period are set out in Note 8. Stockholders' Equity of the Financial Statements below.

Stock Incentive Plans Details concerning the activities and status of our stock incentive plan during the period are set out in Note 8. Stockholders' Equity of the Financial Statements below.

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

    Effective November 20, 2002 all our operating businesses had been sold leaving shortfalls to certain creditors guaranteed by us or were being operated under Chapter 11 protection and in which we had no future beneficial interest

    Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing by our Indianapolis business for protection under Chapter 11 on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies.

    As part of the reorganization of the subsidiary, we entered into an agree-ment with creditors that in consideration of a waiver of all claims against us, we would waive all claims to equity and ownership in the LLC subsidiary. We agreed to this because the scheduled claims and expenses exceeded realizable value to us.

    Without any remaining operating businesses or income, during fiscal 2003 and 2004 we have subsequently been able to negotiate settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses

    We currently intend to seek to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders. There is no assurance that such a transaction will be completed.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2004, we had $74 cash on hand, negative working capital of $(67,000) and, following the negotiated settlement of all of our shortfalls to creditors with our remaining resources during fiscal 2003 and 2004, no further outstanding liabilities or contingent liabilities to any other creditors. However, we are now dependent on raising additional equity or debt to fund our ongoing operating expenses

    As reported in the Form 8-K filed on October 18, 2002, we failed to repay the Westburg Media Capital LLP loan on the revised maturity date of July 31, 2002 and on October 14, 2002, Westburg Media Capital LLP notified us of its intention to exercise its security interest in VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. through foreclosure and a public auction sale.

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

    Following the sale of our Denver, Atlanta and Raleigh operating businesses in bank foreclosure at public auction on October 30, 2002 and the filing of our Indianapolis operating business for Chapter 11 protection on November 20, 2002, we continued to be the guarantor or co-borrower on $1.3 million of operating leases and $1.7 million of debt of the discontinued businesses of our subsidiary companies. We have settled all outstanding creditor's debt.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMIT-MENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments we had entered into in respect of the businesses of our discontinued operations are set out in our financial statements below and have all been satisfied my mutually agreed negotiations with the relevant creditors

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003.

    Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver ("Multi-Link Communications, Inc."), Indianapolis ("Multi-Link Communications, LLC."), Raleigh ("One Touch Communications, Inc."), Atlanta ("VoiceLink, Inc.") and Florida ("VoiceLink of Florida, Inc.") operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

    General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2004 were $34,000 compared to $39,000 for the fiscal year ended September 30, 2003, a reduction of $5,000 or 13%. Personnel and administrative costs decreased by $6,000, professional fees by $4,000 and these decreases were offset by a $5,000 accrual for interest cost in respect of the note payable provided to us by our sole director.

    Loss from Operations. Loss from operations was $34,000 for the fiscal year ended September 30, 2004 compared to $39,000 for the fiscal year ended September 30, 2003, a decrease of $5,000 due to the factors discussed above.

    Interest Income (Expense), Net. No interest income / (expense) was recognized for the fiscal year ended September 30, 2004 compared to net interest income of $1,000 for the fiscal year ended September 30, 2003, a decrease of $1,000 or 100%. The variance arose due to the fact that higher cash balances were maintained in fiscal 2003 than in fiscal 2004 on which interest income was earned during fiscal 2003.

    Provision for Income Taxes. No provision for income taxes was required in either fiscal 2004 or 2003 as we generated significant tax losses in fiscal 2004 and had significant tax losses available for carry forward into fiscal 2003.

    Extraordinary Item, net of tax. In the twelve months ended September 30, 2004 we recorded a $14,000 extraordinary gain compared to a $109,000 extraordinary gain recorded in the prior year. The extraordinary gains in both years arose from our settlement of liabilities for less than the originally contracted amounts.

    Profit / (Loss) from Discontinued Operations. No profit / (loss) from discontinued operations was recorded in either fiscal 2004 or 2003 as the future loss on all discontinued activities was provided for in full during fiscal 2002.

    No revenue from discontinued activities was recorded in the twelve months ended September 30, 2004 compared to $713,000 for the twelve months ended September 30, 2003. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

    Net Loss and Comprehensive Loss. We reported a net loss of $(19,000) for the fiscal year ended September 30, 2004, compared to a net profit of $71,000 for the fiscal year ended September 30, 2003, a variance of $90,000 due to the factors outlined above. The comprehensive profit / (loss) was identical to the net profit / (loss) for the fiscal years 2004 and 2003 respectively.

CASH FLOW INFORMATION

    For the twelve months ended September 30, 2004, net cash used in operations was $(46,000) compared to net cash used in operations in the twelve months ended September 30, 2003 of $ (168,000), a variance of $122,000 or 73%. The variance arose largely due to the reduction in funds absorbed from a decrease in the liabilities of discontinued activities from $(129,000) in fiscal 2003 to $(10,000) in fiscal 2004.

    No cash was (used in) or provided by investing activities in either fiscal 2004 or 2003 as we had no remaining investments to sell and had no funds to purchase new investments.

    Cash flow from financing activities was $33,000 for the twelve months ended September 30, 2004 compared to $35,000 cash from financing operations in the prior year, a decrease of $2,000, or 6%. In fiscal 2003 we received $45,000 in an interest free loan from our sole director offset by a payment of $10,000 in settlement of all liabilities outstanding under our capital lease. In fiscal 2004 we received $18,000 from the sale of shares of our common stock in a private placement to our sole director and $14,000 as a further loan from the same sole director.

NEED FOR ADDITIONAL FINANCING

    The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

    No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

    Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

    The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

    The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

    The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

    There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $58,000, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

    Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

ACCOUNTING PRONOUNCEMENTS

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

SUBSEQUENT EVENTS

    As reported in the Form 8-K filed on December 7, 2004, effective November 30, 2004 we appointed Michael Johnson & Co LLC as auditors in succession to James E. Scheifley & Associates PC .

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

OUR MAJORITY STOCKHOLDER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

    As reported in the Form 8-K filed on October 31, 2003, we issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, our sole director, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with our creditors. We retained an independent third party consultant to value the shares of common stock issued in this transaction. David J. Cutler purchased a further 400,000 from an existing shareholder to bring his total ownership to 14,400,000 shares or 72.4% of our issued and outstanding common stock. Accordingly, David J. Cutler can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

    As at September 30, 2004 we had accumulated losses in excess of $12,600,000 and a stockholder's deficit of $63,000. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended September 30, 2004 and 2003 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

WE HAVE NOT BEEN RE-LISTED ON THE OVER THE COUNTER BULLETIN BOARD OR PINK SHEETS

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

    In order to conserve our financial resources in fiscal 2002, we elected not to incur the costs involved to retain our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible for trading on the over the counter bulletin board and are not quoted on the National Quotation Bureau Pink Sheets.

        Failure to be re-listed on the over the counter bulletin board or pink sheets will adversely effective our ability to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

      Our stock is currently traded only in the "gray market" and is not quoted in any medium. Our stock is subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantial-ly on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

    We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

    Our financial statements are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 we appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP.

    As reported in the Form 8-K filed on December 7, 2004, effective November 30, 2004 we appointed Michael Johnson & Co LLC as auditors in succession to James E. Scheifley & Associates PC.

    We had no disagreements with any of our auditors.

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of September 30, 2004 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    Effective September 30, 2004 our sole director and executive officer was:

                  NAME               AGE             POSITION
                  ----               ---             --------
           David J. Cutler...        47   President,  Chief Executive  Officer,
                                          Chief Financial Officer and Director.

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

    David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler joined us in February 1999 and has served as our Chief Financial Officer since that time. From March 1993 until joining us, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

         Mr. Cutler was appointed as a Director on November 5, 2002.

COMMITTEES OF THE BOARD OF DIRECTORS

    In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee

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

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relation-ships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for services rendered in respect of our continuing business during the fiscal years ended September 30, 2004, 2003, 2002, 2001, 2000, and 1999, to Nigel V. Alexander and
David J Cutler during their tenures as Chief Executive Officer. No other executive officer earned or was paid compensation of more than $100,000 for the years ended September 30, 2004, 2003, 2002, 2001, 2000 and 1999. We paid consulting fees to Octagon Strategies, Inc. ("Octagon") for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel
V. Alexander. All amounts reflected in the salary column in the following table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.


                                                                  FISCAL YEAR
                                                                     ENDED                ANNUAL COMPENSATION
               NAME AND PRINCIPAL POSITION                       SEPTEMBER 30,         SALARY             BONUS
      --------------------------------------------             ----------------  ----------------- ------------
      David J. Cutler.............................                   2004            $ 12,000              --
        President, Chief Executive Officer and Chief                 2003            $ 19,000              --
      Financial Officer
      Nigel V. Alexander..........................                   2004            $     --              --
        Former Chief Executive Officer, Secretary and                2003            $  9,000              --
        Treasurer                                                    2002            $108,000              --
                                                                     2001            $ 96,879
                                                                     2000            $103,999         $11,222
                                                                     1999            $ 45,551              --

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

STOCK OPTION PLAN

    We first adopted our stock option plan in 1997 and adopted an amended and restated stock option plan at our annual shareholder's meeting on March 22, 2000. We granted stock options to any persons who had been employed by us, or a company that we acquired, for more than six months to give them a sense of ownership and to increase their level of commitment to our business.

    The stock option plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options, reload options and stock appreciation rights. The stock option plan is currently administered by the compensation committee of the board of directors, or in the absence of a compensation committee, by the board of directors itself which determines the terms and conditions of the options granted under the stock option plan, including the exercise price, the number of shares subject to a particular option and the period over which options vest.

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

    At September 30, 2003 we had issued options to purchase 1,439,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 1,216,449 had been cancelled, which meant that no options were issued and outstanding at September 30, 2003.

    No options were issued during fiscal 2004 and consequently no options were issued and outstanding at September 30, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of Multi-Link's common stock, as of December 24, 2004, by:

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

                                                        NUMBER OF    PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER            SHARES      OUTSTANDING

David J. Cutler                                        14,400,000
                                                                       72.4%
                                                     ------------   ------------
All executive  officers and  directors as a group.     14,400,000      72.4%

Other Beneficial Owners

George P Caulkins III.............................      1,205,000      6.01%
518 17th Street, 1700, Denver, CO, 80202

Information concerning stock options and warrants issued by the Company and set out in Note 9 Stockholders Equity of our financial statements below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As reported in the Form 8-K filed on November 6, 2002, effective October 30, 2002 the business and assets of our Denver (`Multi-Link Communications, Inc.'), Atlanta (`VoiceLink, Inc.') and Raleigh (`One Touch, Inc.') operations were sold at public auction under bank foreclosure for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations. The sale proceeds left shortfalls on liabilities to certain creditors guaranteed by us that were subsequently settled by mutual agreement Nigel V Alexander, our then Chief Executive Officer and a director, purchased the business and assets of our Denver operating business in the public auction.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT
NUMBER                       DESCRIPTION AND METHOD OF FILING
  3.1   --  Restated Articles of Incorporation filed on May 18, 1998.(1)

  3.2   --  Amendments to Restated Articles of Incorporation filed on February 2, 1999 (1)

  4.4   --  Form of Warrant Agreement between the Registrant and American Securities Transfer and Trust, Inc.
            (1)

  4.5   --  Form of Escrow Agreement.(1)

  4.6   --  Forms of Lock-Up Agreements.(1)

  4.7   --  Form of Representative's Option for the Purchase of  Units (1)

  4.8   --  Form of Warrant Exercise Fee Agreement between Schneider Securities, Inc., American Securities
            Transfer & Trust, Inc. and the Registrant. (1)

  4.9   --  Amendment to Borrowing Agreement dated April 15, 1999 between Westburg Media Capital L.P., the
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We incurred aggregate fees and expenses of $4,000 and $0, respectively, from James E. Scheifley & Associates PC for the fiscal years 2004 and 2003. No aggregate fees and expenses were incurred from our former auditors Hein & Associates, LLP in either fiscal 2004 or 2003. No audit or review fees were incurred in fiscal 2003 to conserve cash resources.

We, subsequent to year end, engaged Michael Johnson & Co. LLC. as auditor and paid $1,000 for audit services in December 2004. No other fees for accounting, consulting and tax services were paid to Michael Johnson & Co. LLC.
Tax Fees.

We did not incur any tax fees to James E. Scheifley & Associates PC , or our former auditors, Hein & Associates LLP., for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.

We did not incur any other professional fees to James E. Scheifley & Associates PC, or our former auditors, Hein & Associates LLP., for the fiscal years 2004 and 2003.

The Audit Committee, or in the absence of an audit committee, the Board of Directors, considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Audit Committee or the Board of Directors pursuant to its policies and procedures.

As reported in the Form 8-K filed on September 14, 2004, effective August 4, 2004 the Company appointed James E. Scheifley & Associates PC as auditors in succession to Hein & Associates LLP.

    As reported in the Form 8-K filed on December 7, 2004, effective November 30, 2004 we appointed Michael Johnson & Co LLC as auditors in succession to James E. Scheifley & Associates PC .

                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT....................................        F-1

CONSOLIDATED BALANCE SHEET -- September 30, 2004................        F-2

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended
September 30, 2003 and 2004                                             F-3


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-- For the Years Ended September 30, 2003 and 2004..............        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended
September 30, 2003 and 2004                                             F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................        F-6

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Multi-Link Telecommunications, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Multi-Link Telecommunications, Inc. as of September 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements for the year ended September 30, 2003 were audited by other accountants, whose report dated August 4, 2004, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Link Telecommunications, Inc. as of September 30, 2004, and the results of it's operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 11 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of September 30, 2004 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
January 4, 2005


                       MULTI-LINK TELECOMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                   SEPTEMBER 30,
                                                                                        2004
                                                                                   ----------------
ASSETS

Current Assets:
   Cash                                                                                       $ 74
   Prepaid Expenses                                                                          2,091
                                                                                   ----------------

      Total current assets                                                                   2,165
                                                                                   ----------------

TOTAL ASSETS                                                                               $ 2,165
                                                                                   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                      $ 4,907
     Accrued Expenses                                                                        5,691
     Note Payable - Stockholder                                                             58,910
                                                                                   ----------------

          Total Current Liabilities                                                         69,508
                                                                                   ----------------

Stockholders' Equity
      Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued                  -
     Common Stock. no par value, 20,000,000 shares authorized,
        19,886,935 shares issued and outstanding                                        12,585,500
     Accumulated deficit                                                               (12,652,843)
                                                                                   ----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (67,343)
                                                                                   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 2,165
                                                                                   ================




   The accompanying notes are an integral part of these consolidated financial statements.

                                         F-2



                                             MULTI-LINK TELECOMMUNICATIONS, INC.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEARS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      2003             2004
                                                                                     -----------------------
  General and administrative..............................                               38,816         33,539
                                                                                      ---------      ----------


  OPERATING LOSS..........................................                              (38,816)       (33,539)

  Interest and related income (expense), net..............                                  762             --
                                                                                      ---------      ----------

  LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                       (38,054)       (33,539)


  Provision for income tax................................                                   --             --
                                                                                      ---------      ----------

  LOSS BEFORE EXTRAORDINARY ITEM..........................                              (38,054)       (33,539)



  Extraordinary Item, net of tax..........................                              109,059         14,459
                                                                                      ---------      ----------

  NET PROFIT / (LOSS).....................................                               71,005        (19,080)
                                                                                      ---------      ----------

  NET PROFIT / (LOSS) PER COMMON SHARE
    Loss before Extraordinary Item........................                           $    (0.01)      $   (0.00)
    Extraordinary Item....................................
                                                                                           0.02            0.00
                                                                                      ---------      ----------

                                                                                        $  0.01          $ 0.00
                                                                                      ---------      ----------

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        5,556,935      18,697,984
                                                                                      =========      ==========

        The accompanying notes are an integral part of these consolidated financial statement

                                              F-3


                       MULTI-LINK TELECOMMUNICATIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2004

                                                                                              ACCUMULATED
                                                                                               OTHER
                                             COMMON STOCK      ACCUMULATED      NOTE      COMPREHENSIVE   COMPREHENSIVE
                                   --------------------------
                                        SHARES       AMOUNT      DEFICIT     RECEIVABLE    INCOME (LOSS)   INCOME (LOSS)     TOTAL
                                   ---------------------------------------- ---------    -------------   ---------------  ----------
BALANCES, SEPTEMBER 30, 2002         5,886,935   $12,567,188 $ (12,704,769) $       0    $         0                    $ (137,581)

  Net profit and comprehen-
   sive profit                              --            --         71,005         --            --     $  71,005          71,005
                                                                                                         ============
                                    ----------   ----------- -------------- ----------    ------------                   -----------

BALANCES, SEPTEMBER 30, 2003         5,886,935   $12,567,188 $ (12,633,764) $       0   $          0                    $  (66,576)

  Net loss and comprehensive
   loss                                     --            --        (19,080)        --            --     $  (19,080)    $  (19,080)
                                                                                                         ============

  Common stock issued in private
   placement                        14,000,000        18,312             --         --            --                    $   18,312
                                    ----------   ----------- -------------- ----------    ------------                   -----------

BALANCES, SEPTEMBER 30, 2004        19,886,935   $12,585,500  $ (12,652,843) $       0   $          0                   $  (67,343)
                                    ----------   ----------- -------------- ----------    ------------                   -----------



         The accompanying notes are an integral part of these consolidated financial statements.

                                              F-4


                              MULTI-LINK TELECOMMUNICATIONS, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        FOR THE YEARS ENDED
                                                                                                           SEPTEMBER 30,

                                                                                                 2003                   2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit /  (loss)..................................................                           $71,005          $(19,080)

Adjustments to reconcile net profit / (loss) to net cash used in operating activities:
Extraordinary gain on payment of accounts payable.....................                          (109,059)          (14,459)
Changes in operating assets and liabilities:
     (Increase) / decrease in prepaid expenses........................                                --            (2,091)
     Increase / (decrease) in accounts payable........................                            (1,299)           (6,069)
     Increase / (decrease) in liabilities of discontinued operations..                          (129,142)           (9,945)
     Increase / (decrease) in accrued expenses........................                                --             5,593
                                                                                                ---------         ----------
     Net cash used in operating activities............................                          (168,495)          (45,952)
CASH FLOWS FROM / (USED IN) INVESTING ACTIVITIES:
                                                                                                      --               --
                                                                                                ---------         ----------
Net cash provided by / (used in) investing activities.................                                --               --
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease..............................................                           (10,000)              --
Advances under notes payable..........................................                            44,632            14,278
Proceeds from issuance of common stock................................                                --            18,312
                                                                                                ---------         ----------
       Net cash provided by financing activities......................                            34,632            32,590
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................                          (133,863)          (13,362)
CASH AND CASH EQUIVALENTS, at beginning of period.....................                      $    147,200      $     13,346
                                                                                             ============     ============
CASH AND CASH EQUIVALENTS, at end of period...........................                      $     13,436      $         74
                                                                                             ============     ============
Cash paid for interest................................................                      $          0      $          0
                                                                                             ============     ============
Cash paid for income taxes............................................                      $          0      $          0
                                                                                             ============     ============

         The accompanying notes are an integral part of these consolidated financial statements.


                                              F-5

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations -- Multi-Link Telecommunications, Inc. ("Telecommunications" or "the Company") was incorporated in the state of Colorado in January 1996 under the name Multi-Link Holdings, Inc. Multi-Link Holdings, Inc. was renamed Multi-Link Telecommunications, Inc. in May 1998. On February 15, 1996, Telecommunications acquired 97.5% of the issued common stock of Voice Services, Inc., a Colorado corporation. Voice Services Inc. was renamed Multi-Link Communications, Inc. ("Communications") in April 1996. In May 1996, Communications purchased a Glenayre Modular Voice Processor and launched a new range of custom designed voice and fax messaging products targeted at business users in the Denver and Boulder local calling areas. Telecommunications acquired the remaining 2.5% of Communications in August 1999.

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

     During fiscal 2002, the level of the Company's cash balances and earnings before interest, tax, depreciation and amortization ("EBITDA") were insufficient to make payments on its scheduled indebtedness. Furthermore its EBITDA continued to decline as customer attrition exceeded the level of new sales. The Company continued to reduce operating costs but was unable to reduce expenses to a level that would permit the Company to adhere to its existing debt repayment schedule.

     Effective May 20, 2002, the Board of Directors voted to sell all of Telecommunications' operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of the Denver ("Multi-Link Communications, Inc."), Indianapolis ("Multi-Link Communications, LLC."), Raleigh ("One Touch Communications, Inc."), Atlanta ("VoiceLink, Inc.") and Florida ("VoiceLink of Florida, Inc.") operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

     Effective November 20, 2002 all the Company's operating businesses had been sold or foreclosed upon leaving shortfalls to certain creditors guaranteed by the Company or were being operated under Chapter 11 protection. As part of the reorganization of the subsidiary, the Company entered into an agreement with creditors that in consideration of a waiver of all claims against it, the Company would waive all claims to equity and ownership in the LLC subsidiary. The Company agreed to this because the scheduled claims and expenses exceeded realizable value to the Company.

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

Principles of Consolidation -- Effective May 20, 2002, the Board of Directors voted to sell all of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver (`Multi-Link Communications, Inc.'), Indianapolis (`Multi-Link Communications, LLC.'), Raleigh (`One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida (`VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

     Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. Other costs include security deposits and prepaid property leases.

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

     Discontinued Activities -- Effective May 20, 2002, the Board of Directors voted to sell all of the Company's operating businesses and assets. Accordingly, effective May 20, 2002 the financial results of the Denver (`Multi-Link Communications, Inc.'), Indianapolis (`Multi-Link Communications, LLC.'), Raleigh (`One Touch Communications, Inc.'), Atlanta ("VoiceLink, Inc.) and Florida (`VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

     There was no revenue from discontinued activities in the twelve months ended September, 2004 compared to $713,306 for the twelve months ended September 30, 2003. The decrease in revenue was due to the fact that the Denver, Atlanta and Raleigh businesses were sold effective October 30, 2002 and the Indianapolis business filed for Chapter 11 protection on November 20, 2002 after which dates no further revenue was recognized.

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

     Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2004 and 2003, the Company's net income / (loss) was identical to its Comprehensive Income / (loss)

     Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2000 and 2001 as the Company had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

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

     As reported in the Form 8-K filed on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the business and assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 leaving a shortfall to certain creditors (refer note 3 and 7 below). Nigel V. Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operation at the public auction.

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

    As part of the reorganization of the subsidiary, the Company entered into an agreement with creditors that in consideration of a waiver of all claims against the Company, it would waive all claims to equity and ownership in the LLC subsidiary. The Company agreed to this because the scheduled claims and expenses exceeded realizable value to the Company.

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

3. DISPOSITIONS:

     As reported in the Form 8-K issued on November 6, 2002, Westburg Media Capital LLP enforced its security interest by selling the businesses and assets of VoiceLink, Inc., One Touch Communications, Inc. and Multi-Link Communications, Inc. at a public auction under bank foreclosure on October 30, 2002 for total consideration of $4.2 million - $2.4 million in cash and $1.8 million in assumption of existing liabilities and future contractual obligations
- leaving shortfalls to certain creditors guaranteed by the Company (refer note 7 below). Nigel V Alexander, the then Chief Executive Officer and a director of the Company, purchased the business and assets of the Denver operation at the public auction.

     As reported in the Form 8-K filed on November 27, 2002, the Company's sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code on November 20, 2002 and the Company had no further beneficial interest in the business.

     Accordingly, as at September 30, 2004 the Company had no remaining assets, operating businesses or sources of income and was dependent on raising equity or debt to meet its liabilities and ongoing operating expenses.

4. PREPAID EQUIPMENT:

     As part of the private placement of shares to Glenayre Technologies, Inc. (`Glenayre') on June 30, 2000 the Company contracted to purchase not less than $2.5 million of messaging equipment from Glenayre by June 30, 2003 at standard list price, provided that Glenayre delivered a fully functioning Unified Messaging system that meet certain defined operating standards. To fund part of these contracted purchases, Glenayre retained $800,000 of the proceeds from the issuance of the stock in an escrow account. As at September 30, 2001 Glenayre owned 264,439 shares of common stock representing approximately 4.5% of the outstanding common stock of the Company and held warrants to purchase a further 100,000 shares of common stock at an exercise price of $14.3625.

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

5.  NET LIABILITIES OF DISCONTINUED OPERATIONS:

     Effective September 30, 2004 the Company had no remaining accrual in respect of future costs anticipated to be incurred by the Company in respect of the disposal of its discontinued trading operations compared to an accrual of $10,000 as at September 30, 2003.

6. NOTE PAYABLE:

     As at September 30, 2002 the Company owed $112,000 in respect of 60-month, $75,000 capital lease which Telecommunications entered into in November 2001 with interest at 17% to finance the purchase of accounting and CRM software for its subsidiary companies.

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

     During fiscal 2003 the Company received a loan of $45,000 from its sole director to meet its liabilities and fund ongoing operating expenses. During fiscal 2004 the Company received a further loan of $14,000 from its sole director. During fiscal 2004 interest was accrued on the loan at an annual rate of 8%.

7.COMMITMENTS:

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

    As part of the reorganization of the subsidiary, the Company entered into an agreement with creditors that in consideration of a waiver of all claims against the Company, it would waive all claims to equity and ownership in the LLC subsidiary. The Company agreed to this because the scheduled claims and expenses exceeded realizable value to the Company.

     During fiscal 2003 and 2004 the Company was subsequently able to negotiate settlements with all creditors in respect of its liabilities as a guarantor or co-borrower of all operating leases and debts of the discontinued businesses of its subsidiary companies and no longer has any outstanding liabilities with respect to the discontinued businesses of its subsidiary companies.

8.   STOCKHOLDERS' EQUITY:

     Preferred Stock -- The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock - During fiscal 2003 no additional shares of common stock were issued and no alteration to the value of common stock issued was required.

                      - During fiscal 2004 the Company issued 14,000,000 shares of common stock for consideration of approximately $18,000. As reported in the Form 8-K filed on October 31, 2003, the Company issued 14,000,000 shares of common stock with a market value of approximately $18,000 to David J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with its creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction.

     Warrants -- The Company has granted warrants , which are summarized as follows:


                                                                 2003                        2004
                                                      --------------------------  ---------------
                                                                      WEIGHTED                    WEIGHTED
                                                                       AVERAGE                     AVERAGE
                                                         NUMBER       EXERCISE       NUMBER       EXERCISE
                                                        OF SHARES       PRICE       OF SHARES       PRICE
                                                      ------------  ------------  -----------   ------------
                       Outstanding,   beginning   of     321,160       $ 8.02        171,160    $    11.39
                       year.......................
                          Granted                             --           --             --            --
                          Cancelled                     (150,000)      $ 4.17         (3,720)   $     4.17
                          Cancelled                           --           --         (7,440)   $     5.00
                          Cancelled                           --           --        (60,000)   $    11.52
                          Cancelled                           --           --             --           --
                                                        --------                     -------
                       Outstanding, end of year...       171,160       $11.39        100,000      $14.3625
                       ========================         ========                     =======

                       Vested, end of year               171,160                     100,000
                       ===================              ========                     ========

     The contractual life for all warrants as at September 30, 200 was nine months, with an exercise price of $14.3625.

     The Company had issued a warrant for the purchase of 150,000 shares of common stock to the lender in consideration for advancing the Westburg Loan on which Telecommunications was a co-borrower with a subsidiary company. The expiration date of the warrant was the earlier of (i) the date all amounts were to be repaid under the Westburg Loan, (ii) the date of the sale of the Company or substantially all of its assets, (iii) the effective date of a registration statement filed under the Securities Act in connection with a $5,000,000 or greater firm commitment underwriting for common stock of the Company at a price greater than $8.17 per share, or (iv) October 21, 2003. The warrant were exercisable at $4.17 per share. The warrants expired on October 30, 2002 with the sale of substantially all of the Company's assets and the repayment of the Westburg loan.

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

     On June 30, 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $14.3625 to Glenayre as part of the transaction described in Note 4 above. The warrants will expire in June 2005.

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

     At September 30, 2002 the Company had issued options to purchase 1,439,580 shares of common stock under its stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 556,449 had been cancelled, which meant that 660,000 options were issued and outstanding at September 30, 2002.

     Messrs Alexander and Stickle resigned their positions effective October 31 and November 6, 2002 respectively at which time all remaining stock options were cancelled.

     At September 30, 2003 we had issued options to purchase 1,439,580 shares of common stock under our stock option plan. The options had exercise prices ranging from $0.02 per share to $12.00 per share, with an average exercise price of $3.43 per share. The options would have expired on various dates between March 30, 2005, and June 15, 2012. Of the issued options, 223,131 had been exercised and 1,216,449 had been cancelled, which meant that no options were issued and outstanding at September 30, 2003.

     No options were issued during fiscal 2004 which means that no options were issued and outstanding at September 30, 2004.

    The following is a table of activity under the Plan:


                                                                    2003                        2004
                                                         --------------------------  ----------------------------
                                                                         WEIGHTED                    WEIGHTED
                                                                          AVERAGE                     AVERAGE
                                                            NUMBER       EXERCISE       NUMBER       EXERCISE
                                                           OF SHARES       PRICE       OF SHARES       PRICE

                    Outstanding, beginning of year...       660,000       $ 0.33              0       $ 0.00
                    Granted  at a price  equal  to fair
                    value:
                      Employees and others...........            --           --             --           --
                      Employees......................            --           --             --           --
                    Exercised........................            --           --             --           --
                    Forfeited/Canceled...............      (660,000)         0.33            --           --
                                                           ---------                 ---------------
                    Outstanding, end of year.........             0       $  0.00             0       $ 0.00
                                                           =========                    =======
                    Exercisable at end of year.......             0                          --
                                                           =========                    =======

     The weighted average fair value of options granted was immaterial for the options granted during fiscal 2003. For all options granted, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

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

    9. INCOME TAXES:

     The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:

                                                               2003       2004

     Statutory rate.................................         (34.0)%    (34.0)%
     State income taxes, net of Federal income tax benefit    (3.3)%     (3.3)%
     Increase  (reduction) in valuation  allowance  related
     to net operating loss carry forwards and change in
      temporary differences.........................          37.3%      37.3%
                                                             -----      -----
                                                               0.0%       0.0%
                                                             =====      =====

     The Company currently has a net operating loss carryforward for Federal tax purposes significantly in excess of $10 million, which, unless utilized, expires from 2012 through 2023. However, the loss carryforwards will be subject to substantial restrictions in their utilization after the private placement completed in October 2003 due to limitations imposed by Section 382 of the Internal Revenue Code.

10.  SUBSEQUENT EVENTS:

     As reported in the Form 8-K filed on December 7, 2004, effective November 30, 2004 we appointed Michael Johnson & Co LLC as auditors in succession to James E. Scheifley & Associates PC .

     It is the Company's current intention to seek to acquire another entity with experienced management and opportunities for growth in return for shares of its common stock in an attempt to create value for its shareholders. There is no assurance that such a transaction will be completed.


11.  GOING CONCERN:

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has suffered significant losses, had a working capital deficit as of September 30, 2004 and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.


     The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital and opprotumities to revitalize the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI-LINK TELECOMMUNICATIONS, INC.

Date: January 4, 2005                    By:  /s/ DAVID J. CUTLER
                                              ----------------------------------
                                              David J Cutler
                                              Chief Executive Officer, &
                                              Chief Financial Officer

     In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                        DATE


 /s/ DAVID J. CUTLER            Chief Executive Officer          January 4, 2005
 ------------------------
      David  J. Cutler                        &
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)