Form 10QSB
period 2004-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2005-02-16
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 0 - 26013

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                              84-1334687
        ----------                             ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

                4704 Harlan St, Suite 420, Denver, Colorado 80212
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 1641
                               ------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

           Class                               Outstanding February 11, 2005
           -----                               -----------------------------
Common Stock, No par value                             19,886,935 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                       MULTI-LINK TELECOMMUNICATIONS, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                PAGE

Consolidated Balance Sheet December 31, 2004.                             F-1

Consolidated Statements of Operations - Three
Months ended December 31, 2004 and 2003.                                  F-2

Consolidated Statement of Cash Flows - Three
Months ended December 31, 2004 and 2003.                                  F-3

Notes to Consolidated Financial Statements.                               F-4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              3

Item 3.  Controls and Procedures                                         10





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               10
Item 2.  Changes in Securities                                           10
Item 3.  Defaults on Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders             11
Item 5.  Other Information                                               11
Item 6.  Exhibits and Reports on Form 8-K.                               11

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                      Multi-Link Telecommunications, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                                             Decmber 31
                                                                                             2004
ASSETS

Current Assets
             Cash & Cash Equivalents                                                               $            23
             Prepaid Expenses                                                                                1,620
                                                                                          -------------------------
                        Total Current Assets                                                                 1,643

                                                                                          -------------------------
TOTAL ASSETS                                                                              $                  1,643
                                                                                          =========================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
             Accounts Payable                                                                      $        13,396
             Accruals                                                                                        9,033
             Note Payable                                                                                   63,128
                                                                                          -------------------------
                        Total Current Liabilities                                                           85,557

TOTAL LIABILITIES                                                                                           85,557

STOCKHOLDERS' DEFICIT
             Preferred Stock, $0.01 par value: 5,000,000 shares authorized: none issued.                         0
             Common Stock no par value: 20,000,000 shares authorized,  19,886,935                       12,585,500
             shares issued and outstanding.
             Accumulated Deficit                                                                       (12,669,414)
                        Total Stockholders' Deficit                                                        (83,914)
                                                                                          -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $                  1,643
                                                                                          =========================

         See accompanying Notes to Consolidated Financial Statements.


                                                                                     Multi-Link Telecommunications, Inc.
                                                                                     Consolidated Statement of Operations
                                                                                               Three Months Ended
                                                                                          December 31                 December 31
                                                                                        2003                            2003
                                                                                     -----------                     -----------

            Revenue                                                            $         -                     $         -

            General & Administrative Expenses                                            16,557                          12,958

                                                                                     -----------                     -----------
                      Operating Loss                                                    (16,557)                        (12,958)

            Interest Expense                                                                (14)                         -
                                                                                     -----------                     -----------
                      Loss before income tax                                            (16,571)                        (12,958)

            Provision for income tax                                                     -                               -

                                                                                     -----------                     -----------
                      Net Loss                                                 $        (16,571)               $        (12,958)
                                                                                     -----------                     -----------
NET (LOSS) PER COMMON SHARE                                                               $0.00                           $0.00
                                                                                     ===========                     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 19,886,935                      15,169,557
                                                                                     ===========                     ===========

          See accompanying Notes to Consolidated Financial Statements.



                              Multi-Link Telecommunications, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                                       Three Months Ended
                                                                                   December 31,     December 31,
                                                                                    2004                2003
                                                                             ------------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES

NET  LOSS                                                                    $         (16,571)  $        (12,958)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES
    (Increase)/Decrease in Prepaid Expenses                                                471                  0
    Increase/(Decrease) in Accruals                                                      3,342                  0
    Increase/(Decrease) in Liabilities of Discontinued Operations                            0             (9,506)
    Increase/(Decrease) in Accounts Payable                                              8,489             (8,736)
                                                                             ------------------  -----------------
         Total Cash Flow used in Operating Activities                                   (4,269)           (31,200)

CASH FLOW FROM INVESTING ACTIVITIES                                                          0                  0
                                                                             ------------------  -----------------
         Total Cash Flow provided by / (used in) Investing Activities                        0                  0

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Issuance of Common Stock                                                   0             18,312
    Advances under Notes Payable                                                         4,218                472
                                                                             ------------------  -----------------
         Total Cash Flow provided by Financing Activities                                4,218             18,784

DECREASE IN CASH & CASH EQUIVALENTS                                          $             (51)  $        (12,416)
                                                                             ==================  =================

Cash and Cash Equivalents at the beginning of the period                     $              74   $         13,436
                                                                             ==================  =================
Cash and Cash Equivalents at the end of the period                           $              23   $          1,020
                                                                             ==================  =================

SUPPLEMENTARY INFORMATION

Cash paid for interest                                                       $              14   $              0
                                                                             ==================  =================

Cash Paid for income taxes                                                   $               0   $              0
                                                                             ==================  =================

        See accompanying Notes to Consolidated Financial Statements.

                       MULTI-LINK TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1            Basis of Presentation

     The   accompanying    unaudited   financial    statements   of   Multi-Link
Telecommunications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. These statements should be read in conjunction with the financial statements and related notes contained in our latest Form 10-KSB, which includes audited financial statements for the years ended September 30, 2004 and 2003.

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

     As part of the Chapter 11 reorganization of Multi-Link Communication, LLC, the Company's Indianapolis trading operation, the Company entered into an agreement with creditors that in consideration of a waiver of all claims against the Company, it would waive all claims to equity and ownership in Multi-Link Communications, LLC. The Company agreed to this because the scheduled claims and expenses exceeded realizable value to the Company.

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

     The Company does not have capital sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is unable to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that with sufficient funds it will ultimately allow the Company to complete a business combination. Once a business combination is completed, the Company's need for additional financing is likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether its cash assets prove to be adequate to meet its operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

     The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if the Company achieved a business acquisition, the Company may acquire or add employees of an unknown number in the next twelve months.

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

Note 4            Note Payable

     As at December 31, 2004, a loan of $63,000 was owed to the sole director of the Company. Interest is accrued on the loan at an annual rate of 8%.

Note 5            Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has suffered significant losses, has a working capital deficit as of December 31, 2004 and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

     The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital and opportunities to revitalize the Company.

Note 6            Subsequent Events

     In January 2005, Pennalunna & Company filed a form 211 application on behalf of the Company to NASD seeking to have the Company's shares of common stock re-listed on the over the counter bulletin board. This application was approved on February 15, 2005. The symbol is (MLNK.OB).

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

     Effective November 20, 2002 all our operating businesses had been sold leaving shortfalls to certain creditors guaranteed by us or were being operated under Chapter 11 protection. As part of the reorganization of our Indianapolis business operating under Chapter 11 protection, we entered into an agreement with creditors that in consideration of a waiver of all claims against us, we would waive all claims to equity and ownership in Indianapolis business. We agreed to this because the scheduled claims and expenses exceeded realizable value to us.

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

     In January 2005, Pennalunna & Company filed a form 211 application on behalf of the Company to NASD seeking to have the Company's shares of common stock re-listed on the over the counter bulletin board. There can be no certainty that this application will be successful and that the Company will be successful in its attempt to have its shares of common stock re-listed on the over the counter bulletin board.

     Failure to be re-listed on the over the counter bulletin board or the pink sheets will adversely effective our ability to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders.

Results of Operations

Quarter ended December 31, 2004 compared to quarter ended December 31, 2003.

     The results for the quarter  ended  December 31, 2004 and December 31, 2003
have  been  adjusted  to  reflect  all  operating   businesses   and  assets  as
discontinued operations as described above.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2004, were $17,000 compared to $13,000 for the three months ended December 31, 2003, an increase of $4,000 or 31%, largely due to an increase in professional fees arising from the decision to bring our SEC filings up to date.

     Loss from Operation and Net Loss. Loss from operations was $(17,000) for the three months ended December 31, 2004, compared to a loss from operations of $(13,000) for the three months ended December 30, 2003, an increase in losses of $4,000 due to the factors described above.

Cash Flow Information

     For three months ended December 31, 2004 net cash used in operations was $(4,000) compared to $(31,000) for the three months ended December 31, 2003, a variance of $27,000 or 87% The variance is largely due to a $17,000 variance from the $(9,000) absorbed in the payment of accounts payable in the three months ended December 31, 2003 to the $8,000 generated from an increase in accounts payable in the three months ended December 31, 2004 and to from the decrease in funds absorbed by discontinued operations from $10,000 in the three months to December 31, 2003 to $0 in the three months ended December 31, 2004.

     No net cash was generated from or (used in) investing activities in either the three months to December 31, 2004 or 2003.

     Cash flow from financing activities was $5,000 for the three months ended December 31, 2004 compared to $19,000 for the same period in the prior year, a variance of $14,000. In the three months ended December 31, 2003 we received $18,000 from the proceeds of the issue of shares of our common stock issued to our sole director as described above, while in the three months ended December 31, 2003 we received $5,000 on an advance under a note payable from our sole director.

Need For Additional Financing

     We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. In the event we are unable to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that with sufficient funds it will ultimately allow us to complete a business combination. Once a business combination is completed, our need for additional financing is likely to increase substantially. We will need to raise additional funds to conduct any business activities in the next twelve months.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

     Irrespective of whether our cash assets prove to be adequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

     We have no plans for any research and development in the next twelve months. We have no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     We have no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if we achieve a business acquisition, we may acquire or add employees of an unknown number in the next twelve months.

GOING CONCERN

     Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about our ability to continue as a "going concern." We have no business, no capital, liabilities in excess of $85,000, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause our bankruptcy, except there are no assets to liquidate in bankruptcy.

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

General Business Plan
---------------------------

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

     Acquisition Opportunities
     -------------------------------

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

Competition
---------------

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     As reported in the Form 8-K filed on November 27, 2002, effective November 20, 2002 our sole remaining operating business, Multi-Link Communications, LLC., filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As part of the reorganization of Multi-Link Communications, LLC operating under Chapter 11 protection, we entered into an agreement with creditors that in consideration of a waiver of all claims against us, we would waive all claims to equity and ownership in Multi-Link Communications, LLC. We agreed to this because the scheduled claims and expenses exceeded realizable value to us.


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

     The remaining 3,720 Series `A' warrants expired without exercise in November 2003.

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

     During fiscal 2004 we have been able to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.

Item 4.  Submission of Matters to Vote of Security Holders

                  None


Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

                  None

b.       Reports on Form 8-K.

     On October 31, 2003 we filed a Form 8-K announcing that we had issued 14,000,000 shares of Common Stock for consideration of $18,000 to David J Cutler, sole director of the Company. We issued the shares, valued by a third party consultant, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with our creditors. .

     On September 14, 2004 we filed a Form 8-K announcing that effective August 4, 2004 we had appointed James E Scheifley & Associates PC as our new auditors in succession to Hein & Associates LLP.

     On December 7, 2004, we filed a Form 8-K announcing that effective November 30, 2004 we appointed Michael Johnson & Co LLC as auditors in succession to James E. Scheifley & Associates PC.

                                                         .

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MULTI-LINK TELECOMMUNICATIONS, INC,
                                    (Registrant)




Date: February 15, 2005                     /s/ David J. Cutler
                                            -----------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.