Form 10QSB
period 2005-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2005-05-16
CIK 1072313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005

                         Commission File Number: 0-26013


                       MULTI-LINK TELECOMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)




           Colorado                                      84-1334687
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                          (Issuer's telephone number)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|_|.

      As of April 29, 2005, 19,886,935 shares of the registrant's common stock were outstanding.



           Transitional Small Business Disclosure Format (Check One):
                                  Yes|_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets                                          1

         Consolidated Statements of Operations and Accumulated Deficit        2

         Consolidated Statements of Cash Flows                                3

         Notes to Consolidated Financial Statements                         4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6-15

Item 3.  Controls and Procedures                                             16


PART II  Other Information

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 3.  Defaults upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                 17-18

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

                       Multi-Link Telecommunications, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2005 and September 30, 2004


                                                               (Unaudited)       (Audited)
                                                                March 31,      September 30,
                                                                   2005             2004
                                                               ------------    -------------

ASSETS
CURRENT ASSETS
     Cash                                                      $      3,017    $          74
     Prepaid expense                                                    645            2,091
                                                               ------------    -------------

         Total current assets                                         3,662            2,165
                                                               ------------    -------------

         TOTAL ASSETS                                          $      3,662    $       2,165
                                                               ============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                          $         --    $       4,907
     Accrued expenses                                                    --            5,691
     Note Payable - Stockholder                                     147,153           58,910
                                                               ------------    -------------

         Total current liabilities                                  147,153           69,508

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; no shares issued or outstanding as of
         March 31, 2005 and September 30, 2004, respectively             --               --
     Common stock, no par value, 20,000,000 shares
         authorized; 19,886,935 and 19,886,935 issued and
         outstanding as of March 31, 2005 and September 30,
         2004, respectively                                      12,585,500       12,585,500
     Accumulated deficit                                        (12,728,991)     (12,652,843)
                                                               ------------    -------------

         Total stockholders' deficit                               (143,491)         (67,343)
                                                               ------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      3,662    $       2,165
                                                               ============    =============


     The accompanying notes are an integral part of the financial statements

                       Multi-Link Telecommunications, Inc.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           For the Three and Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)




                                           Three months ended               Six months ended
                                               March 31,                       March 31,
                                      ----------------------------    ----------------------------
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------

Revenue                               $         --    $         --    $         --    $         --

General and Administrative Expenses         59,559           4,637          76,116          17,595
                                      ------------    ------------    ------------    ------------

     Operating Loss                        (59,559)         (4,637)        (76,116)        (17,595)

Interest expense                                18              --              32              --
                                      ------------    ------------    ------------    ------------

Loss before income taxes and
     extraordinary item                    (59,577)         (4,637)        (76,148)        (17,595)

Provision for income taxes                      --              --              --              --
                                      ------------    ------------    ------------    ------------

Loss before extraordinary item             (59,577)         (4,637)        (76,148)        (17,595)

Extraordinary item, net of tax                  --           5,542              --           5,542
                                      ------------    ------------    ------------    ------------

Net income (loss)                          (59,577)            905         (76,148)        (12,053)

Accumulated deficit, beginning of
period                                 (12,669,414)    (12,646,722)    (12,652,843)    (12,633,764)
                                      ------------    ------------    ------------    ------------

Accumulated deficit, end of
period                                 (12,728,991)    (12,645,817)    (12,728,991)    (12,645,817)
                                      ============    ============    ============    ============

Net income (loss) per common share

Loss before extraordinary item        $         --    $         --    $         --    $         --
Extraordinary item, net of tax                  --              --              --              --
                                      ------------    ------------    ------------    ------------
Net income (loss)                     $         --    $         --              --              --
                                      ============    ============    ============    ============

Weighted average number of common
     shares outstanding                 19,886,935      19,886,935      19,886,935      17,502,336
                                      ============    ============    ============    ============


     The accompanying notes are an integral part of the financial statements

                       Multi-Link Telecommunications, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                  Six months ended March 31,
                                                                       2005        2004
                                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(76,148)   $(12,053)
     Adjustments to reconcile net loss to net
         cash provided (used) by operating
         activities:
              Decrease in prepaid expenses                              1,446          --
              Decrease in accounts payable                             (4,907)     (4,278)
              Decrease in accrued expenses                             (5,691)         --
              Decrease in liabilities from discontinued operations         --      (9,506)
              Extraordinary gain on repayment of account payable           --      (5,542)
                                                                     --------    --------

     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES           (85,300)    (31,379)

CASH FLOWS FROM INVESTING ACTIVITIES                                       --          --
                                                                     --------    --------

     NET CASH FLOWS USED BY INVESTING ACTIVITIES                           --          --

CASH FLOWS FROM FINANCING ACTIVITIES
     Note payable - shareholder                                        88,243          --
     Advances under notes payable                                          --         609
     Proceeds from issuance of capital stock                               --      18,312
                                                                     --------    --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                         88,243      18,921
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH                                         2,943     (12,458)

CASH, BEGINNING OF PERIOD                                                  74      13,436
                                                                     --------    --------

CASH, END OF PERIOD                                                  $  3,017    $    977
                                                                     ========    ========

Supplemental disclosures:

     Interest paid                                                   $     32    $     --
                                                                     ========    ========

     Taxes paid                                                      $     --    $     --
                                                                     ========    ========


      The accompanying notes are an integral part of the financial statements

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


1. BASIS OF PRESENTATION

The financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

Effective May 20, 2002, the Board of Directors voted to sell all of Multi-Link Telecommunications, Inc.'s operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002, the financial results of the Denver (Multi-Link Communications, Inc.), Indianapolis (Multi-Link Communications,
LLC), Raleigh (One Touch Communications, Inc.), Atlanta (VoiceLink, Inc.) and Florida (VoiceLink of Florida, Inc.) operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

On March 16, 2005, the majority shareholder, David J. Cutler, ("Cutler") entered into a Securities Purchase Agreement (the "Purchase Agreement") with KI Equity Partners I, LLC ("KI Equity") under which KI Equity agreed to purchase and Cutler agreed to sell an aggregate of 13,074,204 shares ("Shares") of common stock of Multi-Link Telecommunications, Inc. ("Company"), representing approximately 65.7% of the Company's outstanding shares of common stock, at a price of $252,846.75. KI Equity also agreed to acquire from Cutler a convertible promissory note issued by the Company in the principal amount of $147,153.25 ("Note").

On March 17, 2005, the Company and Cutler entered an Assumption Agreement (the "Assumption Agreement"). Under the Assumption Agreement, the Company transferred all of its rights in any capital stock or membership interests of any of its current subsidiaries to Cutler. Each of these subsidiaries was inactive and had no assets at the time of transfer. In exchange, Cutler agreed to assume all of the Company's obligations of any kind (other than the Note) and indemnify the Company against any of these liabilities existing as of the Closing. Cutler also agreed to release the Company from any and all obligations and claims (other than the Note).

The transactions under the Purchase Agreement were closed and completed on March 18, 2005 ("Closing.").


2. CONVERTIBLE PROMISSORY NOTE

The Note in the principal amount of $147,153 was issued by the Company to Cutler on March 15, 2005. The Note was issued to evidence obligations owed to him by the Company for prior unpaid compensation, advances, and expense reimbursements totaling $65,061 and prior accrued interest of $6,972. Further, in connection with the Closing, Cutler advanced the Company an additional $72,120 to pay off all outstanding accounts payable and $3,000 for working capital, which advances were included in the principal amount of the Note. The Note was sold by Cutler to KI Equity in connection with the closing of the transactions under the Purchase Agreement.

At March 31, 2005, the outstanding principal balance under the Note was $147,153. The Note, plus accrued interest thereon, is payable on December 31, 2005 ("the Maturity Date"). The Note bears interest, commencing on June 1, 2005, at the rate of six percent (6%) per annum on the outstanding principal balance. If the principal and interest under this Note are not paid when due, the outstanding principal amount shall thereafter accrue interest at the rate of twelve percent (12%) per annum, until the Note is paid in full.

The principal amount of the Note is convertible, at the Holder's election, into 6,628,978 shares of common stock of Multi-Link Telecommunications, Inc. at any time before the close of business on the Maturity Date. The number of conversion shares shall be adjusted for stock splits, stock dividends, reorganizations and reclassifications. Upon the amendment of its articles of incorporation to increase the number of its authorized shares of common stock, Multi-Link is obligated to reserve out of its authorized but unissued common stock or its common stock held in treasury enough shares of common stock to permit the conversion of the Note.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered significant losses, has a working capital deficit as of March 31, 2005 and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

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

4. Subsequent Events

The Company filed a proxy statement with the SEC on April 18, 2005 and mailed the same to stockholders on April 20, 2005. Pursuant to the proxy materials, the Company has called a special meeting of stockholders for May 23, 2005 to vote on a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 20,000,00 to 150,000,000. The board of director has approved this action and has recommended to stockholders to vote in favor of the proposal. A majority of the voting shares of common stock entitled to vote of the matter have indicated their intention to approve this increase in the Company's authorized common stock

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS

Forward-Looking Statements

      Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

      The words "we," "us," "our," the "Company," and "Multi-Link" refer to Multi-Link Telecommunications, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

Summary and Recent Developments

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


      On March 16, 2005, our majority shareholder, David J. Cutler, ("Cutler") entered into a Securities Purchase Agreement (the "Purchase Agreement") with KI Equity Partners I, LLC ("KI Equity") under which KI Equity agreed to purchase and Cutler agreed to sell an aggregate of 13,074,204 shares ("Shares") of common stock of Multi-Link Telecommunications, Inc. ("Company", "we", "us", or "our"), representing approximately 65.7% of our outstanding shares of common stock, at a price of $252,846.75. KI Equity also agreed to acquire from Cutler a convertible promissory note issued by the Company in the principal amount of $147,153.25 ("Note").

      On March 17, 2005, the Company and Cutler entered an Assumption Agreement (the "Assumption Agreement"). Under the Assumption Agreement, the Company transferred all of its rights in any capital stock or membership interests of any of its current subsidiaries to Cutler. Each of these subsidiaries is currently inactive and has no assets. In exchange, Cutler has agreed to assume all of our obligations of any kind (other than the Note) and indemnify the Company against any of these liabilities existing as of the Closing. Cutler also agreed to release the Company from any and all obligations and claims (other than the Note).

      The transactions under the Purchase Agreement were closed and completed on March 18, 2005 ("Closing.").

      The Note acquired by KI Equity, plus accrued interest thereon, is payable on December 31, 2005 ("the Maturity Date"). The Note bears interest, commencing on June 1, 2005, at the rate of six percent (6%) per annum on the outstanding principal balance. If the principal and interest under this Note are not paid when due, the outstanding principal amount shall thereafter accrue interest at the rate of twelve percent (12%) per annum, until the Note is paid in full.


      The principal amount of the Note is convertible, at the holder's election, into 6,628,978 shares of common stock of Multi-Link Telecommunications, Inc. at any time before the close of business on the Maturity Date. The number of conversion shares shall be adjusted for stock splits, stock dividends, reorganizations and reclassifications. Upon the amendment of its articles of incorporation to increase the number of its authorized shares of common stock, Multi-Link is obligated to reserve out of its authorized but unissued common stock or its common stock held in treasury enough shares of common stock to permit the conversion of the Note.

Results of Operations

      For the three months ended March 31, 2005, the Company had no activities that produced revenues from operations. For the three months ending March 31, 2005, the Company had a net loss of $(59,577), as compared with net income of $905 for the corresponding period of 2004. In the three month period ended March 31, 2004, the Company renegotiated certain liabilities resulting in an extraordinary gain from debt settlement. Accordingly, our respective loss from continuing operations, extraordinary item, and net income (loss) for the three months ended March 31, 2005 and 2004 are as follows:


                                    3 Months Ended    3 Months Ended
                                    March 31, 2005    March 31, 2004
                                    --------------    --------------
   Loss before extraordinary item   $      (59,577)   $       (4,637)

   Extraordinary item, net of tax               --             5,542

   Net Income (Loss)                $      (59,577)   $          905

Liquidity and Capital Resources

      The Company's total assets as March 31, 2005 are $3,662, which is comprised of cash and prepaid amounts. The Company's current liabilities are $147,153, which consists of a convertible promissory note. The former majority stockholder held this note evidencing unpaid compensation, advances, expense reimbursements and accrued interest owe to him. During the three month ended March 31, 2005, this stockholder made additional advances to pay trade accounts payable and to provide working capital. Total stockholders' deficit as of March 31, 2005 is $(143,491.) The Company proposes to increase the authorized shares of common stock to allow for the conversion of this note.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                                          3 Months Ended    3 Months Ended
                                          March 31, 2005    March 31, 2004
                                          --------------    --------------
   Cash Flows from Operating Activities   $      (85,300)   $      (31,379)

   Cash Flows from Investing Activities               --                --

   Cash Flows from Financing Activities           88,243            18,921

   Net Change in Cash                     $        2,943    $      (12,458)


      Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Going Concern

      The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


Critical Accounting Policies

   Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of March 31, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

Risk Factors

      Since the sale of our operating subsidiaries in 2002, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

      Accordingly, an investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

      1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

      2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

      3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

      5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

      6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

      7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

      8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

      9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

      10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

      11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

      12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

      14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

      15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

      16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

      17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

      18. Thinly-traded Public Market. Our securities may be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

      19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

Plan of Operations

General Business Plan

      Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

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

      We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expected that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held by our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application of federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

      While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

      In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefore; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

      As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

      We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company filed a proxy statement with the SEC on April 18, 2005 and mailed the same to stockholders on April 20, 2005. Pursuant to the proxy materials, the Company has called a special meeting of stockholders for May 23, 2005 to vote on a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 150,000,000. The board of director has approved this action and has recommended to stockholders to vote in favor of the proposal. A majority of the voting shares of common stock entitled to vote of the matter have indicated their intention to approve this increase in the Company's authorized common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We are not aware of any defaults upon senior securities during the first quarter of the fiscal year ended March 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our stockholders during the first quarter of the fiscal year ended March 31, 2005.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

            32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            The following current reports were filed during the quarter ended March 31, 2005:

            On March 23, 2005, the Company filed a Current Report on Form 8-K dated March 18, 2005 announcing the execution of a Securities Purchase Agreement and an Assumption Agreement and the closing of the transactions resulting in a change of control of the Company,.

            On March 30, 2005, the Company filed a Current Report on Form 8-K March 28, 2005 announcing the resignation of an officer and director and the appointment of a new officer and director, and the change in the Company's Plan of Operation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MULTI-LINK TELECOMMUNICATIONS, INC.



Date: May 16, 2005                  By:  /s/ Kevin R. Keating
                                         -------------------------
                                         Kevin R. Keating
                                         President and Chief Executive Officer

                                  Exhibit Index

             Exhibit
              Number    Description of Exhibit
             -------    ----------------------

                 31     Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002.

                 32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.