Form 10QSB
period 2005-06-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2005-07-29
CIK 1072313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

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

      As of July 13, 2005, 33,215,913 shares of the registrant's common stock were outstanding.



           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page

PART I        Financial Information

Item 1.       Financial Statements

              Report of Independent Registered Public Accounting Firm        1

              Consolidated Balance Sheets                                    2

              Consolidated Statements of Operations                          3

              Consolidated Statements of Cash Flows                          4

              Consolidated Statement of Stockholders' Equity                 5

              Notes to Consolidated Financial Statements                    6-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-18

Item 3.       Controls and Procedures                                       19


PART II       Other Information

Item 1.       Legal Proceedings                                             20

Item 2.       Changes in Securities and Use of Proceeds                     20

Item 3.       Defaults upon Senior Securities                               20

Item 4.       Submission of Matters to a Vote of Security Holders           20

Item 5.       Other information                                             20

Item 6.       Exhibits and Reports on Form 8-K                              21

              Signatures                                                    22

              Certifications

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS



                       MULTI-LINK TELECOMMUNICATIONS, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS



                         NINE-MONTHS ENDED JUNE 30, 2005

                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Multi-Link Telecommunications, Inc.
Denver, CO

We have reviewed the accompanying consolidated balance sheet of Multi-Link Telecommunications, Inc. as of June 30, 2005, and the related consolidated statement of operations for the three-month and nine-month period ended June 30, 2005, and cash flows for the nine-months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended September 30, 2004 were audited by other accountants, whose report dated January 5, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, CO
July 21, 2005

                       Multi-Link Telecommunications, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   As of June 30, 2005 and September 30, 2004


                                                                          (Unaudited)      (Audited)
                                                                            June 30,      September 30,
                                                                              2005            2004
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                                                 $     28,055    $         74
     Prepaid expense                                                                --           2,091
                                                                          ------------    ------------

         Total current assets                                                   28,055           2,165
                                                                          ------------    ------------

         TOTAL ASSETS                                                     $     28,055    $      2,165
                                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                     $         --    $      4,907
     Accrued expenses                                                               --           5,691
     Note payable - stockholder                                                     --          58,910
                                                                          ------------    ------------

         Total current liabilities                                                  --          69,508

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; no shares issued or outstanding as of
         June 30, 2005 and September 30, 2004, respectively                         --              --
     Common stock, no par value, 150,000,000 shares
         authorized, 33,215,913 issued and outstanding at
         June 30, 2005; no par value, 20,000,000 shares authorized,
         19,886,935 issued and outstanding at September 30, 2004            12,799,653      12,585,500
     Accumulated deficit                                                   (12,771,598)    (12,652,843)
                                                                          ------------    ------------

         Total stockholders' equity (deficit)                                   28,055         (67,343)
                                                                          ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     28,055    $      2,165
                                                                          ============    ============



                         See Accountants' Review Report

                       Multi-Link Telecommunications, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                          Three months ended              Nine months ended
                                                June 30,                       June 30,
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------
Revenue                               $         --    $         --    $         --    $         --

General and Administrative Expenses         42,607           3,585         116,462          21,180
                                      ------------    ------------    ------------    ------------

     Operating Loss                        (42,607)         (3,585)       (116,462)        (21,180)

Interest expense                                --              --           2,293              --
                                      ------------    ------------    ------------    ------------

Loss before income taxes and
     extraordinary item                    (42,607)         (3,585)       (118,755)        (21,180)

Provision for income taxes                      --              --              --              --
                                      ------------    ------------    ------------    ------------

Loss before extraordinary item             (42,607)         (3,585)       (118,755)        (21,180)

Extraordinary item, net of tax                  --           8,917              --          14,459
                                      ------------    ------------    ------------    ------------

Net income (loss)                     $    (42,607)   $      5,332    $   (118,755)   $     (6,721)
                                      ============    ============    ============    ============


Net income (loss) per common share

Loss before extraordinary item        $         --    $         --    $      (0.01)   $         --
Extraordinary item, net of tax                  --              --              --              --
                                      ------------    ------------    ------------    ------------
Net income (loss)                     $         --    $         --           (0.01)             --
                                      ============    ============    ============    ============

Weighted average number of common
     shares outstanding                 25,159,938      19,886,935      21,201,575      18,297,209
                                      ============    ============    ============    ============


                         See Accountants' Review Report

                       Multi-Link Telecommunications, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                      Nine months ended June 30,
                                                                         2005            2004
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $   (118,755)   $     (6,721)
     Stock issued for services                                             17,000              --
     Adjustments to reconcile net loss to net
         cash provided (used) by operating
         activities:

              Decrease in prepaid expenses                                  2,091              --
              Decrease in accounts payable                                 (4,907)         (7,646)
              Decrease in accrued expenses                                 (5,691)             --
              Decrease in liabilities from discontinued operations             --          (9,945)
              Extraordinary gain on repayment of account payable               --         (14,459)
                                                                     ------------    ------------

     NET CASH FLOWS USED BY
         OPERATING ACTIVITIES                                            (110,262)        (38,771)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                     ------------    ------------

     NET CASH FLOWS USED BY INVESTING
         ACTIVITIES                                                            --              --

CASH FLOWS FROM FINANCING ACTIVITIES
     Note payable - shareholder                                            88,243              --
     Advances under notes payable                                              --           8,039
     Proceeds from issuance of capital stock                               50,000          18,312
                                                                     ------------    ------------

     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                       138,243          26,351
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH                                            27,981         (12,420)

CASH, BEGINNING OF PERIOD                                                      74          13,436
                                                                     ------------    ------------

CASH, END OF PERIOD                                                  $     28,055    $      1,016
                                                                     ============    ============

Supplemental disclosures:

     Interest paid                                                   $      2,294    $         --
                                                                     ============    ============

     Taxes paid                                                      $         --    $         --
                                                                     ============    ============

      Non-cash transactions:

     Issuance of stock for services                                  $     17,000    $         --
                                                                     ============    ============

     Issuance of stock for note conversion                           $    147,153    $         --
                                                                     ============    ============


                         See Accountants' Review Report

                       Multi-Link Telecommunications, Inc.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  June 30, 2005
                                   (Unaudited)

                                                                       Accumulated
                                               Common Stock            During the         Total
                                        ---------------------------    Development     Stockholders'
                                        # of Shares       Amount          Stage           Equity
                                        ------------   ------------    ------------    ------------

Balance - September 30, 2001               4,387,010   $ 12,751,493    $(12,352,527)   $    398,966
                                        ------------   ------------    ------------    ------------


Issuance of stock for services                60,000         21,000              --          21,000

Exercise of options                           39,925            679              --             679

Issuance of stock for acquisition            400,000         16,000              --          16,000

Issuance of stock for cash                 1,000,000         50,000              --          50,000

Write-down of software                            --       (271,984)             --        (271,984)

Net Loss for Year                                 --             --        (352,241)       (352,241)
                                        ------------   ------------    ------------    ------------


Balance - September 30, 2002               5,886,935     12,567,188     (12,704,768)       (137,580)
                                        ------------   ------------    ------------    ------------


Net Profit for Year                               --             --          71,005          71,005
                                        ------------   ------------    ------------    ------------


Balance - September 30, 2003               5,886,935     12,567,188     (12,633,763)        (66,575)
                                        ------------   ------------    ------------    ------------


Issuance of stock for cash                14,000,000         18,312              --          18,312

Net Loss for Year                                 --             --         (19,080)        (19,080)
                                        ------------   ------------    ------------    ------------

Balance - September 30, 2004              19,886,935     12,585,500     (12,652,843)        (67,343)
                                        ------------   ------------    ------------    ------------


Issuance of stock for cash                 5,000,000         50,000              --          50,000

Issuance of stock for services             1,700,000         17,000              --          17,000

Issuance of stock for Note Conversion      6,628,978        147,153                         147,153

Net Loss for Period                               --             --        (118,755)       (118,755)
                                        ------------   ------------    ------------    ------------

Balance - June 30, 2005                   33,215,913   $ 12,799,653    $(12,771,598)   $     28,055
                                        ============   ============    ============    ============



                         See Accountants' Review Report

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


1. BASIS OF PRESENTATION

The financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

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

2. CONVERTIBLE PROMISSORY NOTE

A convertible promissory note ("the Note") in the principal amount of $147,153 was issued by the Company to Cutler on March 15, 2005. The Note was issued to evidence obligations owed to him by the Company for prior unpaid compensation, advances, and expense reimbursements totaling $65,061 and prior accrued interest of $6,972. Further, in connection with the Closing, Cutler advanced the Company an additional $72,120 to pay off all outstanding accounts payable and $3,000 for working capital, which advances were included in the principal amount of the Note. The Note was sold by Cutler to KI Equity in connection with the closing of the transactions under the Purchase Agreement.

On May 25, 2005, the Company issued 6,628,978 shares of its common stock to KI Equity in connection with its conversion of the note according to its terms, which equates to a conversion price of approximately $0.022 per share. The Note had been acquired by KI Equity from Cutler as part of the change of control transactions completed on March 18, 2005.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


3. SHARE ISSUANCES


On May 25, 2005, the Company issued 5,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds were to provide working capital to the Company for operating expenses.


On May 25, 2005, the Company also issued 850,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services to the Company with a fair value of $8,500, or $0.01 per share.


On May 25, 2005, the Company also issued 850,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services to the Company with a fair value of $8,500, or $0.01 per share.


See Note 2 above for shares of common stock issued on May 25, 2005 in connection with the conversion of a convertible promissory note.


4. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has sustained significant operating losses, has minimal working capital as of June 30, 2005, and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital and opportunities to revitalize the Company.

5. INCREASE IN AUTHORIZED SHARES

In a special meeting of shareholders held May 23, 2005, the Company's shareholders authorized an increase in authorized shares of common stock from 20,000,000 to 150,000,000.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


6. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, Kevin R. Keating, is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 74.4% of the outstanding shares of the Company's common stock as of June 30, 2005. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

In May 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.


7. RECLASSIFICATION OF FINANCIAL STATEMENT LINE ITEM

Interest expense previously reported in general and administrative expense has been reclassified to conform to the current period presentation. The reclassification has no effect on reported net loss.

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

         The transactions under the Purchase Agreement were closed and completed on March 18, 2005 ("Closing."). In May 2005, we have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Kevin R. Keating, the Company's sole officer and director. The Company pays Vero $1,000 per month for services provided to it.


         Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 74.4% of the outstanding shares of the Company's common stock as of June 30, 2005. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.


         In a special meeting of shareholders held May 23, 2005, the Company's shareholders authorized an increase in authorized shares of common stock from 20,000,000 to 150,000,000.


         On May 25, 2005, the Company issued 6,628,978 shares of its common stock to KI Equity in connection with the conversion of a promissory note in the amount of $147,153 ("Note"), or a conversion price of approximately $0.022 per share. The Note was acquired by KI Equity from Cutler as part of the change of control transactions completed on March 18, 2005.


         On May 25, 2005, the Company issued 5,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds were to provide working capital to the Company for operating expenses.


         On May 25, 2005, the Company also issued 850,000 shares of its common stock to Kevin R. Keating , the sole officer and director of the Company, for services to the Company with a fair value of $8,500, or $0.01 per share.

         On May 25, 2005, the Company also issued 850,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services to the Company with a fair value of $8,500, or $0.01 per share.


Results of Operations

         For the three months ended June 30, 2005, the Company had no activities that produced revenues from operations. For the three months ending June 30, 2005, the Company had a net loss of $(42,607), as compared with net income of $5,332 for the corresponding period of 2004. In the three month period ended June 30, 2004, the Company renegotiated certain liabilities resulting in an extraordinary gain from debt settlement. Accordingly, our respective loss from continuing operations, extraordinary item, and net income (loss) for the three months ended June 30, 2005 and 2004 are as follows:


                                          3 Months Ended         3 Months Ended
                                           June 30, 2005          June 30, 2004
                                           -------------          -------------
    Loss before extraordinary item         $     (42,607)         $      (3,585)

    Extraordinary item, net of tax                     -                  8,917

    Net Income (Loss)                      $     (42,607)         $       5,332


Liquidity and Capital Resources

         The Company's total assets as June 30, 2005 are $28,055, which is comprised of cash. The Company has no liabilities as of June 30, 2005. Total stockholders' equity as of June 30, 2005 is $28,055.


         In a special meeting of shareholders held May 23, 2005, the Company's shareholders authorized an increase in authorized shares of common stock from 20,000,000 to 150,000,000. On May 25, 2005, the Company issued 6,628,978 shares of its common stock to KI Equity in connection with the conversion of a promissory note in the amount of $147,153. On May 25, 2005, the Company also issued 5,000,000 shares of its common stock to KI Equity for an aggregate purchase price of $50,000 to provide working capital to the Company for operating expenses.


         On May 25, 2005, the Company also issued a total of 1,700,000 shares of its common stock to its sole officer and director of the Company and a financial consultant for services to the Company with a fair value of $17,000.


         The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                                       9 Months Ended    9 Months Ended
                                       June 30, 2005     June 30, 2004
                                       --------------    --------------
Cash Flows from Operating Activities   $     (110,262)   $      (38,771)

Cash Flows from Investing Activities               --                --

Cash Flows from Financing Activities          138,243            26,351
                                       --------------    --------------

Net Change in Cash                     $       27,981    $      (12,420)
                                       ==============    ==============



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

     Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of June 30, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         In a special meeting of shareholders held May 23, 2005, the Company's shareholders authorized the increase in authorized shares of common stock from 20,000,000 to 150,000,000.

         On May 25, 2005, the Company issued 6,628,978 shares of its common stock to KI Equity in connection with the conversion of a promissory note in the amount of $147,153 ("Note"), or a conversion price of approximately $0.022 per share. The Note was acquired by KI Equity from Cutler as part of the change of control transactions completed on March 18, 2005.


         On May 25, 2005, the Company issued 5,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds were to provide working capital to the Company for operating expenses.


         On May 25, 2005, the Company also issued 850,000 shares of its common stock to Kevin R. Keating , the sole officer and director of the Company, for services to the Company with a fair value of $8,500, or $0.01 per share.


         On May 25, 2005, the Company also issued 850,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services to the Company with a fair value of $8,500, or $0.01 per share.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         We are not aware of any defaults upon senior securities during the third quarter of the fiscal year ended June 30, 2005.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on May 23, 2005 to vote on a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 150,000,000. This increase in the Company's authorized common stock was approved by a vote of a majority of the shareholders as follows:

         For 17,080,367         Against 93,978          Abstain 25,000


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

      (b)   Reports on Form 8-K

            The following current reports were filed during the quarter ended June 30, 2005:

            On May 26, 2005, the Company filed a Current Report on Form 8-K dated May 23, 2005 reporting the unregistered sale of 13,328,978 shares of common stock for cash and services and the amendment of the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 150,000,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MULTI-LINK TELECOMMUNICATIONS, INC.



Date: July 29, 2005               By:  /s/ Kevin R. Keating
                                       ----------------------
                                        Kevin R. Keating
                                        President and Chief Executive Officer

                                  Exhibit Index

  Exhibit
  Number         Description of Exhibit
  ------         ----------------------

      31    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.