Form 10KSB
period 2005-09-30
MULTI LINK TELECOMMUNICATIONS INC
filed 2005-12-27
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                          -----------  ---------

                         COMMISSION FILE NUMBER: 0-26013

                       MULTI-LINK TELECOMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          COLORADO                                         84-1334687
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)


             936A BEACHLAND BOULEVARD SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Issuer's revenues for its most recent fiscal year:  $0
                                                    --

As of December 12, 2005, 37,215,913 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on December 12, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $1,149,410.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption
Page

PART I

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties............................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters to a Vote of Security Holders..................6

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis or Plan of Operations...........9

Item 7.   Financial Statements................................................14

Item 8.   Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................14

Item 8A.  Controls and Procedures.............................................15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............15

Item 10.  Executive Compensation..............................................18

Item 11.  Security Ownership of Certain Beneficial Owners and Management......20

Item 12.  Certain Relationships and Related Transactions......................21

Item 13.  Exhibits and Reports on Form 8-K....................................21

Item 14.  Principal Accountant Fees and Services..............................22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Summary

      Multi-Link Telecommunications, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently are a shell company and have nominal assets and business operations.

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

      We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and Background

      We were formed in 1996 as a Colorado corporation. Prior to May 20, 2002, we provided basic voice mail, call routing and advanced integrated voice and fax messaging to small businesses in several major urban markets. These services enabled businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provided basic voice mail and paging services to consumers.

      During fiscal 2002, we were unable to make the majority of scheduled payments on our equipment leases and loans and effective May 20, 2002 our Board of Directors voted to sell all of our operating businesses and assets to repay our debts and effective that date we accounted for all of our operating businesses as discontinued operations.

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

      Without any remaining operating businesses or income, during fiscal 2003 and 2004, we have subsequently been able to negotiate settlement of all of our shortfalls to creditors with our remaining resources but we are now dependent on raising additional equity or debt to fund our ongoing operating expenses.

Change of Control Transaction

      On March 16, 2005, our majority shareholder, David J. Cutler, ("Cutler") entered into a Securities Purchase Agreement (the "Purchase Agreement") with KI Equity Partners I, LLC ("KI Equity") under which KI Equity agreed to purchase and Cutler agreed to sell an aggregate of 13,074,204 shares ("Shares") of common stock of the Company, representing approximately 65.7% of our outstanding shares of common stock, at a price of $252,846.75. KI Equity also agreed to acquire from Cutler a convertible promissory note issued by the Company in the principal amount of $147,153.25 ("Note").

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

      The transactions under the Purchase Agreement were closed and completed on March 18, 2005 ("Closing."). In May 2005, we have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Kevin R. Keating, the Company's sole officer and director. The Company pays Vero $1,000 per month for services provided to it; however, the monthly charge was increased to $2,000 effective November 1, 2005.

      Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 77.1% of the outstanding shares of the Company's common stock as of December 12, 2005. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

Recent Developments

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

      On October 24, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

Employees

      We currently do not have any employees. Our sole officer and a director, Kevin R. Keating, serves in such capacities without salary or bonus. Mr. Keating accepted his position as an officer and a director on March 18, 2005. We issued shares of our common stock to Mr. Keating as compensation for services rendered.

      We have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We currently pay Vero $1,000 per month for services provided to us, however, effective November 1, 2005, the monthly fee increased to $2,000.

Risk Factors

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

         5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management, which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

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

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock, which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

         18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

      Immediately prior to the completion of the Change of Control Transaction, we maintained our corporate headquarters in a leased office located at 4704 Harlan Street, Suite 420, Denver, Colorado 80212. Beginning March 18, 2005, we have operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month. The monthly management fee was increased to $2,000, effective November 1, 2005.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

      We decided that we had no realistic grounds upon which to appeal against this determination and accordingly our common stock and warrants were de-listed from the NASDAQ SmallCap Market on March 15, 2002. Subsequently, our stock and warrants commenced trading on the NASD's Over-the-Counter Bulletin Board ("OTC BB") market under the symbols MLNK and MLNKW, respectively. Effective May 14, 2002 our public warrants expired without exercise and ceased to be traded.

      In order to conserve our financial resources during fiscal 2002, we elected not to incur the costs involved in retaining our auditors to review our financial results for the period ended June 30, 2002 and subsequent periods. Accordingly effective August 15, 2002 we became delinquent in our filing requirements and consequently in due course ceased to be eligible for trading on the OTC BB. As a result, our common traded was quoted on intermittently on the National Quotation Bureau Pink Sheets ("Pink Sheets") and also was available for trading in the "gray sheets."

      In January 2005, we became current in our filings required under the Exchange Act, and our common stock became quoted again on the OTC BB under the symbol "MLNK." Our common stock is currently quoted on the OTC BB. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the OTC BB or the Pink Sheets for the periods shown below. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

      Fiscal Year Ended September 30, 2005            High         Low
      ------------------------------------            ----         ---
      First Quarter                                   $0.02      $0.0001
      Second Quarter                                  $0.15      $0.0001
      Third Quarter                                   $0.30       $0.06
      Fourth Quarter                                  $0.19       $0.041

      Fiscal Year Ended September 30, 2004            High         Low
      ------------------------------------            ----         ---
      First Quarter                                  $0.0001     $0.0001
      Second Quarter                                 $0.0001     $0.0001
      Third Quarter                                  $0.0001     $0.0001
      Fourth Quarter                                 $0.0001     $0.0001

      As of September 30, 2005, we had 33,215,913 shares of our common stock outstanding. There were 67 holders of record of our common stock at September 30, 2005. We believe we have approximately 850 beneficial owners of our common stock. Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      During our fiscal year ended September 30, 2003, there were no issuances of unregistered shares of our common stock.

      During our fiscal year ended September 30, 2004, we issued 14,000,000 shares of common stock for cash consideration of approximately $18,000 to David
J. Cutler, the sole director of the Company, to provide the funding to negotiate settlement with our creditors or to finance the initiation of formal bankruptcy proceedings if were not possible to complete such settlements with our creditors.

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

      On October 24, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

      We granted piggyback registration rights with respect to the above shares issued to KI Equity, Kevin R. Keating and GFI.

      In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

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

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either the target company, or us if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

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

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

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

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

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

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

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

Results of Operations

     For the fiscal years ended September 30, 2005, the Company had no activities that produced revenues from operations. For the fiscal year ending September 30, 2005, the Company had a net loss of $125,480, as compared with net loss of $19,080 for the fiscal year ending September 30, 2004. In the fiscal year ending September 30, 2004, the Company renegotiated certain liabilities resulting in an extraordinary gain from debt settlement. Accordingly, our respective loss from continuing operations, extraordinary item, and net loss for the fiscal years ending September 30, 2005 and 2004 are as follows:

                                       12 Months Ended          12 Months Ended
                                     September 30, 2005       September 30, 2004
                                     ------------------       ------------------
Loss before extraordinary item          $                         $
                                         (125,480)                  (33,539)

Extraordinary item, net of tax                 --                    14,459

Net Loss                                $(125,480)                $ (19,080)

Liquidity and Capital Resources

      The Company's total assets as September 30, 2005 are $21,330, which is comprised of cash. The Company has current liabilities of $ 0 as of September 30, 2005. Total stockholders' equity as of September 30, 2005 is $21,330.

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

      On May 25, 2005, the Company also issued a total of 1,700,000 shares of its common stock to its sole officer and director of the Company and a financial consultant for services to the Company with an aggregate fair value of $17,000.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                        12 Months Ended         12 Months Ended
                                       September 30, 2005     September 30, 2004
                                       ------------------     ------------------
Cash Flows from Operating Activities      $(116,987)               $ (45,952)

Cash Flows from Investing Activities             --                       --


Cash Flows from Financing Activities        138,243                   32,590
                                          ---------                ---------


Net Change in Cash                        $  21,256                $ (13,362)
                                          =========                =========


      After the close of the fiscal year ended September 30, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

      Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Going Concern

      We have sustained recurring operating losses, currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

      Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews our deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by us, the ability of the post-acquisition business to utilize our net operating losses may be significantly impaired or eliminated. As of September 30, 2005, we have established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that we will generate sufficient future taxable income to allows us to realize the deferred tax asset.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                                                               Page
      Report of Independent Registered Public Accounting Firm                                                   F-1
      Consolidated Balance Sheet - As of September 30, 2005 and 2004                                            F-2
      Consolidated Statements of Operations - For the years ended September 30, 2005 and 2004                   F-3
      Consolidated Statements of Stockholders' Equity - For the years ended September 30, 2005 and 2004         F-4
      Consolidated Statements of Cash Flows  - For the years ended September 30, 2005 and 2004                  F-5
      Notes to Financial Statements                                                                         F-6 - F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 20, 2005, the Company dismissed Michael Johnson & Co., LLC as its independent certified public accountants. The decision was approved by the Board of Directors of the Company. The report of Michael Johnson & Co., LLC on the Company's financial statements for the fiscal year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion. However, the report was modified due to an uncertainty about the Company's ability to continue as a going concern. During the Company's fiscal year ended September 30, 2004 and any subsequent interim period preceding the termination, there were no disagreements with Michael Johnson & Co., LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Johnson & Co., LLC would have caused Michael Johnson & Co., LLC to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

      On July 20, 2005, Jaspers + Hall, PC was engaged as the Company's new independent certified accountants. During the two most recent fiscal years and the interim period preceding the engagement of Jaspers + Hall, PC, the Company had not consulted with Jaspers + Hall, PC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

      There were no disagreements with Jaspers + Hall, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Jaspers + Hall, PC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In connection with the closing of the Change of Control Transaction discussed above, on March 18, 2005, David J. Cutler resigned as Chief Executive Officer, President and Chief Financial Officer of the Company, and Kevin R. Keating was appointed President, Secretary, Treasurer and a director of the Company. Effective March 28, 2005, following compliance with certain regulatory requirements, David J. Cutler resigned as a director of the Company.

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

            NAME            AGE                      POSITION
      ------------------  ------  --------------------------------------------
      Kevin R. Keating      65    President, Treasurer, Secretary and Director

      Mr. Keating, a Director, and the President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

Audit Committee and Audit Committee Financial Expert

      Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

      Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

      The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. The Company does not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Kevin R. Keating, who is also our sole officer acting as President, Secretary and Treasurer. We have no employees, and any compensation for our directors and officers must be approved by our Board of Directors.

      The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest

      Certain conflicts of interest existed at September 30, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

      As a result of the change of control of the Company and its plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of KI Equity, our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee. Kevin R. Keating, our sole officer and director, is the father of Timothy J. Keating, the Managing Member of KI Equity. Kevin R. Keating has no ownership interest in KI Equity and exercises no control over KI Equity. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KI Equity.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section  16(a)  reports  they file.  The Company is not  required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years ended September 30, 2005, 2004 and 2003.

                                                                              Long Term Compensation
                                                                        ----------------------------------
                                         Annual Compensation                     Awards            Payouts
                               -------------------------------------    -------------------------  -------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
         and                                               Annual          Stock       Options/      LTIP          All Other
      Principal                             Bonus       Compensation     Award(s)       SARs (#)   Payouts       Compensation
      Position          Year   Salary ($)     ($)           ($)             ($)          (2)          ($)             ($)
------------------------------------------------------------------------------------------------------------------------------------
Kevin R. Keating        2005       $0          $0            $0             N/A          N/A          N/A           $8,500
(Pres., Secr., and
Treas.) (1)
------------------------------------------------------------------------------------------------------------------------------------
David J. Cutler         2005     $6,000        $0            $0             N/A          N/A          N/A            N/A
(former President,
Chief Executive         2004     $12,000       $0            $0             N/A          N/A          N/A            N/A
Officer and Chief
Financial Officer)      2003     $19,000       $0            $0             N/A          N/A          N/A            N/A
------------------------------------------------------------------------------------------------------------------------------------
Nigel V. Alexander      2005       $0          $0            $0             N/A          N/A          N/A            N/A
(Former Chief
Executive Officer,      2004       $0          $0            $0             N/A          N/A          N/A            N/A
Secretary and
Treasurer)(2)           2003     $9,000        $0            $0             N/A          N/A          N/A            N/A
------------------------------------------------------------------------------------------------------------------------------------

(1) On May 25, 2005, the Company issued Mr. Keating 850,000 shares of its common stock in consideration for services rendered by him, valued at $8,500.

(2) We paid consulting fees to Octagon Strategies, Inc. ("Octagon") for consulting services rendered by Nigel V. Alexander to us. Octagon is a company wholly owned by Nigel V. Alexander. All amounts reflected in the salary column in the above table paid to Mr. Alexander are consulting fees paid to Octagon for Mr. Alexander's benefit.

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

      Nigel Alexander and Shawn B. Stickle resigned their officer positions effective October 31 and November 6, 2002 respectively at which time all remaining stock options were cancelled.

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

      No options were issued during fiscal 2004 and 2005 and, consequently, no options were issued and outstanding at September 30, 2004 and 2005.

      The Company has terminated its stock option plan effective March 14, 2005.

      There was no other compensation paid to Kevin R. Keating during 2005 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended September 30, 2005, and no options were exercised by Kevin R. Keating during the fiscal year ended September 30, 2005.

Long-Term Incentive Plans

      We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. The provisions of these plans would be at the discretion of our board of directors.

Compensation of Directors

      Our directors receive no compensation pursuant to any standard arrangement for their services as directors. We did not pay any compensation to any director in the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 12, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company, except as otherwise discussed above with respect to the Exchange. At December 12, 2005, 37,215,913 shares of our common stock were outstanding.

                  NAME                        NUMBER OF SHARES BENEFICIALLY    PERCENT OF SHARES
                                                         OWNED*
------------------------------------------    -----------------------------    -----------------
Kevin R. Keating                                         850,000                      2.3%
936A Beachland Blvd., Suite 13
Vero Beach, Florida 32963 (1)
------------------------------------------    -----------------------------    -----------------
KI Equity Partners I, LLC                              28,703,182                    77.1%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111 (2)
------------------------------------------    -----------------------------    -----------------
All  Executive  Officers and Directors as                850,000                      2.3%
a group (one person)
------------------------------------------    -----------------------------    -----------------

      * Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

      (1) Kevin R. Keating is the President, Secretary, Treasurer and sole director of the Company. He was appointed to these positions effective March 18, 2005. Kevin R. Keating has no ownership interest in and is not affiliated with KI Equity Partners I, LLC, and Kevin
            R. Keating disclaims any beneficial interest in the shares of the Company's common stock owned by KI Equity Partners I, LLC.

      (2) KI Equity Partners I, LLC ("KI Equity") is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's common stock owned by Kevin
            R. Keating. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KI Equity, and in such capacity, exercises voting and investment control over the shares of the Company's common stock owned by KI Equity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 1, 2005, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $2,000 for each month in which services are rendered. Prior to November 1, 2005, the monthly fee was $1,000.

      Kevin R. Keating is the father of Timothy J. Keating, the majority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which is the majority stockholder of the Company. Keating
Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibits are included as part of this report:

            Exhibit
            Number            Title of Document
            ------            -----------------

             31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

      On July 21, 2005, in its Current Report on Form 8-K dated July 21, 2005, the Company reported the change of its certifying accountant as more fully described in Item 8 of this report.

      On October 25, 2005, in its Current Report on Form 8-K dated October 24 2005, the Company reported the issuance of unregistered securities to KI Equity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,000 for the fiscal year ended September 30, 2004 and $5,500 for the fiscal year ended September 30, 2005.

(2)   AUDIT-RELATED FEES

      There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)   TAX FEES

      There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)   ALL OTHER FEES

      There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI-LINK TELECOMMUNICATIONS, INC.

Date: December 27, 2005                 By: /s/ Kevin R. Keating
                                           ----------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on December 27, 2005.

     Signatures                                     Title

     /s/ Kevin R. Keating               President (Principal Executive Officer),
     -------------------                Treasurer, Secretary (Principal
                                        Financial and Accounting Officer) and
                                        Director

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm, 2005..............F-1a
Report of Independent Registered Public Accounting Firm, 2004..............F-1b

Consolidated Balance Sheets - As of September 30, 2005 and 2004............F-2
Consolidated Statements of Operations - For the Years Ended
     September 30, 2005 and 2004...........................................F-3
Consolidated Statement of Changes in Stockholders' Equity -
     For the Years Ended September 30, 2005 and 2004.......................F-4
Consolidated Statements of Cash Flows - For the Years Ended
     September 30, 2005 and 2004...........................................F-5
Notes to Financial Statements..............................................F-6

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 KENYON AVENUE, SUITE 100

DENVER, CO 80237

303-796-0099

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Multi-Link Telecommunications, Inc.
Denver, CO

We have audited the accompanying balance sheet of Multi-Link Telecommunications, Inc. as of September 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements for the year ended September 30, 2004 were audited by other accountants, whose report dated January 4, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Link Telecommunications, Inc. as of September 30, 2005, and the results of it's operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

Jaspers + Hall, PC
Denver, Colorado
December 22, 2005


                                      F-1a

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Multi-Link Telecommunications, Inc.
Denver, CO

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Link Telecommunications, Inc. as of September 30, 2004, and the results of it's operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Michael Johnson & Co., LLC
Denver, Colorado
January 4, 2005


                                      F-1b

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2005 AND 2004


                                                              2005           2004
                                                          ------------    ------------
ASSETS
------

Current Assets
   Cash                                                   $     21,330    $         74
   Prepaid expenses                                                 --           2,091
                                                          ------------    ------------

       Total Current Assets                                     21,330           2,165
                                                          ------------    ------------

Total Assets                                              $     21,330    $      2,165
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities
   Accounts payable                                       $         --    $      4,907
   Accrued expenses                                                 --           5,691
   Note payable - Stockholder                                       --          58,910
                                                          ------------    ------------

      Total Current Liabilities                                     --          69,508
                                                          ------------    ------------

Stockholders' Equity (Deficit)
   Preferred Stock, authorized 5,000,000 shares,
       par value $0.01, no shares outstanding                       --              --
   Common Stock, no par value, 150,000,000
        shares authorized, 33,215,913 shares issued
       and outstanding at September 30, 2005;
        20,000,000 shares authorized, 19,886,935
       shares issued and outstanding at
       September 30, 2004                                   12,799,653      12,585,500
   Accumulated deficit                                     (12,778,323)    (12,652,843)
                                                          ------------    ------------

   Total Stockholders' Equity (Deficit)                         21,330         (67,343)
                                                          ------------    ------------

   Total Liabilities and Stockholders' Equity (Deficit)   $     21,330    $      2,165
                                                          ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2005 AND 2004

                                                       2005            2004
                                                   ------------    ------------

Revenue                                            $         --    $         --

General and administrative expense                      123,187          33,539
                                                   ------------    ------------

     Operating loss                                    (123,187)        (33,539)

Interest expense                                          2,293              --
                                                   ------------    ------------

Loss before income taxes and
     extraordinary item                                (125,480)        (33,539)

Provision for income tax                                     --              --
                                                   ------------    ------------

Loss before extraordinary item                         (125,480)        (33,539)

Extraordinary item, net of tax                               --          14,459
                                                   ------------    ------------

Net Income (Loss)                                  $   (125,480)   $    (19,080)
                                                   ============    ============

Basic and Diluted Earnings (Loss) per Share
     Loss before extraordinary item                        (NIL)           (NIL)
     Extraordinary item                                      --             NIL
                                                   ------------    ------------


     Basic and diluted earnings (loss) per share   $       (NIL)   $       (NIL)
                                                   ============    ============

Weighted average number of shares                    24,561,207      18,697,984
                                                   ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2005 AND 2004

                                                Common Stock
                                                ------------           Accumulated          Total
                                            Shares         Amount        Deficit            Equity
                                            ------         ------        -------            ------
BALANCE, SEPTEMBER 30, 2003                5,886,935   $ 12,567,188   $(12,633,763)   $    (66,575)

Issuance of stock for cash                14,000,000         18,312             --          18,312
Net loss for year                                 --             --        (19,080)        (19,080)

BALANCE, SEPTEMBER 30, 2004               19,886,935     12,585,500    (12,652,843)        (67,343)

Issuance of stock for cash                 5,000,000         50,000             --          50,000
Issuance of stock for services             1,700,000         17,000             --          17,000
Issuance of stock for note conversion      6,628,978        147,153             --         147,153
Net loss for year                                 --             --       (125,480)       (125,480)

BALANCE, SEPTEMBER 30, 2005               33,215,913   $ 12,799,653   $ 12,778,323    $     21,330

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDING SEPTEMBER 30, 2005 AND 2004

                                                                          2005         2004
                                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(125,480)   $ (19,080)
  Adjustments to net income
     Common stock issued for services                                     17,000           --
     Extraordinary gain on accounts payable                                   --      (14,459)
  Changes in assets and liabilities
     (Increase) / decrease in prepaid expenses                             2,091       (2,091)
     Increase / (decrease) in accounts payable                            (4,907)      (6,068)
     Increase / (decrease) in accrued expenses                            (5,691)       5,691
     Increase / (decrease) in liabilities of discontinued operations          --       (9,945)
                                                                       ---------    ---------

Net cash flows from operating activities                                (116,987)     (45,952)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities                                      --           --
CASH FLOWS FROM FINANCING ACTIVITIES
     Note payable - shareholder                                           88,243           --
     Advances under notes payable                                             --       14,278
     Issuance of common stock for cash                                    50,000       18,312
                                                                       ---------    ---------

Net cash flows from financing activities                                 138,243       32,590

Net increase in cash                                                      21,256      (13,362)

Cash, beginning of the year                                                   74       13,436
                                                                       ---------    ---------
Cash, end of the year                                                  $  21,330    $      74
                                                                       =========    =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Multi-Link Telecommunications, Inc. (the "Company") was organized as a Colorado corporation in January 1996 under the name Multi-Link Holdings, Inc. Multi-Link Holdings, Inc was renamed Multi-Link Telecommunications, Inc in May 1998. Prior to May 20, 2002, the Company provided basic voice mail, call routing, advanced integrated voice and fax messaging, and live answering services to small businesses in several major urban markets. The Company also provided basic voice mail and paging services to consumers. During fiscal year ending September 30, 2002, the Company was unable to make the majority of scheduled payments on equipment leases and loans and effective May 20, 2002 the board of Directors voted to sell all of the operating businesses and assets to repay the debts, as discussed in Footnote 2. Effective that date all of the operating businesses were accounted for as discontinued operations. Following the disposal of the operating businesses, the Company's plan of operation is to seek a target company with which to merge or to complete a business combination.

   USE OF ESTIMATES

   The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

   EARNINGS (LOSS) PER SHARE

   Basic net loss per share of common stock is computed using the weighted average number of common stock outstanding during the period. Diluted net loss per share, does not differ from basic net loss per share since potential common shares from stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation.

   DISPOSED OPERATIONS

   The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

   STOCK COMPENSATION FOR SERVICES RENDERED

   The Company has issued shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles at fair value and are charged to operations.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial  instruments  consist  primarily  of cash,  and  obligations  under
   accounts   payable.   The  carrying  amount  of  cash  and  accounts  payable
   approximates fair value because of the short maturity of those instruments.

   STATEMENT OF CASH FLOWS

   For purposes of the Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   PRINCIPLES OF CONSOLIDATION

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

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement   No. 150  Accounting  for  Certain   Financial  Instruments   with
   Characteristics  of both  Liabilities and Equity (Issued 5/03)

   This  Statement  establishes  standards  for  how an  issuer  classifies  and
   measures  certain  financial   instruments  with   characteristics   of  both
   liabilities and equity.

   Statement No. 153 Exchanges of Non-monetary Assets ( an amendment of APB Opinion No. 29)

   The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

   Statement No. 123R  Accounting for Stock-Based Compensation

   In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period.

   FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations

   In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006.

   Statement No. 154  Accounting Changes and Error Corrections

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

   EITF  Issue  05-06,  Determining   the  Amortization  Period   for  Leasehold
   Improvements

   In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

   The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 2 - CHANGE IN CONTROL

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

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS

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

   Effective May 20, 2002, the Board of Directors voted to sell all of Telecommunications' operating businesses and assets in order to repay its debts. Accordingly, effective May 20, 2002 the financial results of Denver ("Multi-Link Communications, Inc."), Indianapolis ("Multi-Link Communications, LLC."), Raleigh ("One Touch Communications, Inc."), Atlanta ("VoiceLink, Inc.") and Florida ("VoiceLink of Florida, Inc.") operating businesses have been accounted for as discontinued operations under the provisions of the Statements of Financial Accounting Standards Nos. 144 and 146 and Emerging Issues Task Force Issue No. 87-24 and the financial results of prior periods restated accordingly.

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

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

   Since the Company has no active business operations following the Distribution, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

NOTE 4 - CONVERTIBLE PROMISSORY NOTE

   On March 15, 2005, the Company issued Cutler a convertible promissory note ("the Note") in the principal amount of $147,153. The Note was issued to evidence obligations owed to him by the Company for prior unpaid compensation, advances, and expense reimbursements totaling $65,061 and prior accrued interest of $6,972. Further, in connection with the Closing, Cutler advanced the Company an additional $72,120 to pay off all outstanding accounts payable and $3,000 for working capital, which were included in the principal amount of the Note. Cutler sold the Note to KI Equity in connection with the closing of the transactions under the Purchase Agreement.

   On May 25, 2005, the Company issued 6,628,978 shares of its common stock to KI Equity in connection with its conversion of the note according to its terms, which equates to a conversion price of approximately $0.022 per share. The Note had been acquired by KI Equity from Cutler as part of the change of control transactions completed on March 18, 2005.

NOTE 5 - STOCKHOLDERS' EQUITY

   On October 31, 2003, the Company issued 14,000,000 shares of its common stock to David J. Cutler, the sole director of the Company, at a purchase price of approximately $0.0013 per share, for an aggregate purchase price of $18,312. The funds were to provide capital to negotiate settlement with its creditors or to finance the initiation of formal bankruptcy proceedings if it were not possible to complete such settlements with its creditors. The Company retained an independent third party consultant to value the shares of common stock issued in this transaction.

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

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

   On May 25, 2005, the Company also issued 850,000 shares of its common stock to Garish Financial, Inc. ("GFI") for financial consulting services to the Company with a fair value of $8,500, or $0.01 per share.

   See Note 4 above for shares of common stock issued on May 25, 2005 in connection with the conversion of a convertible promissory note.

   The Company has granted warrants, which are summarized as follows:

                                           Number      Weighted Average
                                          of Shares     Exercise Price
                                          ---------     --------------
      Balance, September 30, 2003          171,160       $  11.39
           Granted                              --             --
           Exercised                            --             --
           Expired                          (3,720)          4.17
           Expired                          (7,440)          5.00
           Expired                         (60,000)         11.52
                                          --------       ----------
      Balance, September 30, 2004          100,000          14.3625
           Granted                              --             --
           Exercised                            --             --
           Expired                        (100,000)         14.3625
                                          --------       ----------
      Balance, September 30, 2005               --       $     --

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

   On June 30, 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $14.3625 to Glenayre Technologies, Inc. as part of a private placement transaction. These warrants were not exercised and expired in June 2005.

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6 - GOING CONCERN

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets of assets and the satisfaction of liabilities in the normal course of business.

   The Company has sustained significant operating losses, has minimal working capital as of September 30, 2005, and no ongoing source of income. The Company hopes to seek a business, which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

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

NOTE 7 - INCOME TAXES

   The Company provides for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability in accounting for income taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Since the Company no longer has an operating business after the disposal of operating subsidiaries, the management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses.

   The Company's actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows:

                                                                Percent of
                                                               Pretax Amount
                                                               -------------
                    Provision at federal statutory rate                34%
                    Provision for state tax rate                      3.3%
                    Increase in valuation allowance                  (37.3%)
                                                                     -------
                                                                      0.0%

                       MULTI-LINK TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7 - INCOME TAXES (CONTINUED)

   The Company currently has a net operating loss carryforward for Federal tax purposes significantly in excess of $10 million, which unless utilized, expires from 2012 through 2025. However, the loss carryforward will be subject to substantial restrictions under the change in control provisions of section 382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 74.4% of the outstanding shares of the Company's common stock as of September 30, 2005. Kevin R. Keating is not affiliated with and has no equity interest is KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   In May 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the fiscal year ended September 30, 2005, $6,000 is included in general and administrative expense pursuant to this agreement, $6,000 has been paid, and $0 remains in accounts payable at September 30, 2005.

NOTE 9 - SUBSEQUENT EVENTS

   On October 24, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

   Effective November 1, 2005, the monthly fee to Vero increased to $2,000 per month.

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