Form 10QSB
period 2005-12-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2006-02-10
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2005

                         Commission File Number: 0-26013


                       MULTI LINK TELECOMMUNICATIONS, INC.
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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___.

As of February 3, 2006, there were 37,215,913 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes___ No X .

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets, December 31, 2005 (unaudited)
           and September 30, 2005                                            1


           Condensed Statements of Operations for the three month
               periods ended December 31, 2005 and 2004 (unaudited)          2


           Condensed Statements of Cash Flows for the three month periods
           ended December 31, 2005 and 2004 (unaudited)                      3


           Notes to Condensed Financial Statements (unaudited)               4


   Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7


   Item 3.      Controls and Procedures                                     17


   PART II.OTHER INFORMATION

       Item 2.  Changes in Securities                                       18

       Item 6.  Exhibits and Reports on Form 8-K                            18


       Signatures                                                           19


       Certifications                                                       21

Part I - Financial Information

Item 1.  Financial Statements

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Multi Link Telecommunications, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                      MULTI LINK TELELCOMMUNICATIONS, INC.
                         CONDENSED FINANCIAL STATEMENTS
                For the quarterly period ended December 31, 2005
                                   (Unaudited)

                       MULTI LINK TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS



                                                                    December 31,     September 30,
                                                                        2005             2005
                                                                   -------------     -------------
                                                                     (unaudited)          ***
ASSETS

  Current Assets
         Cash                                                       $     52,491       $     21,330
                                                                    ------------       ------------

         Total Current Assets                                             52,491             21,330
                                                                    ------------       ------------

                Total Assets                                        $     52,491       $     21,330
                                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities                                              $          -       $          -
                                                                    ------------       ------------
          Total Current Liabilities                                           --                 --

    Stockholders' Equity
         Preferred stock authorized 5,000,000 shares,
            $0.01 par value, no shares issued or outstanding                  --                 --
         Common stock; no par value, 150,000,000
            shares authorized, 37,215,913 shares issued and
            outstanding at December 31, 2005, 33,215,913
            shares issued and outstanding at September 30,2005        12,839,653         12,799,653
         Accumulated deficit                                         (12,787,162)       (12,778,323)
                                                                    ------------       ------------

         Total Stockholders' Equity                                       52,491             21,330
                                                                    ------------       ------------


         Total Liabilities and Stockholders' Equity                 $     52,491       $     21,330
                                                                    ============       ============


*** Amounts are derived from the audited financial statements for the fiscal year ended September 30, 2005.


    The accompanying notes are an integral part of the financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             Three Months Ended December 31,
                                                2005              2004
                                           -------------      ------------

Revenue                                    $          -       $          -

General and Administrative Expenses               8,928             16,557
                                           ------------       ------------

         Operating Loss                          (8,928)           (16,557)

Interest Income / (Expense)                          89                (14)
                                           ------------       ------------

Net Loss                                   $     (8,839)      $    (16,571)
                                           ============       ============

Net loss per share, Basic and diluted      $       (NIL)      $       (NIL)
                                           ============       ============

Weighted average shares                      36,128,956         19,886,935
                                           ============       ============



    The accompanying notes are an integral part of the financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Three Months Ended December 31,
                                                         2005            2004
                                                        --------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $ (8,839)      $(16,571)
     Adjustments to reconcile net loss to net cash
          Provided (used) by operating activities:
              Decrease in prepaid expenses                    --            471
              Increase in accrued expenses                    --          3,342
              Increase in accounts payable                    --          8,489
                                                        --------       --------

Net cash flows used by operating activities               (8,839)        (4,269)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities                      --             --

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock           40,000             --
     Advances under notes payable                             --          4,218
                                                        --------       --------

Net cash flows from financing activities                  40,000          4,218
                                                        --------       --------

Net increase (decrease) in cash                           31,161            (51)

Cash, beginning of period                                 21,330             74
                                                        --------       --------

Cash, end of period                                     $ 52,491       $     23
                                                        ========       ========

SUPPLEMENTARY CASH FLOW INFORMATION
Interest                                                      --             14
                                                        --------       --------
Taxes                                                         --             --
                                                        --------       --------


The accompanying notes are an integral part of the financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The financial statements as of December 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2005 audited financial statements and notes thereto.

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

                       MULTI LINK TELECOMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 2 - COMMON STOCK ISSUANCE

   On October 25, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

NOTE 3 - GOING CONCERN

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   The Company has sustained significant operating losses, has minimal working capital as of December 31, 2005, and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

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

                       MULTI LINK TELECOMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 77.1% of the outstanding shares of the Company's common stock as of December 31, 2005. Kevin R. Keating is not affiliated with and has no equity interest is KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   In May 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Effective November 1, 2005, the Company agreed to increase the monthly fee to $2,500 For the three month ended December 31, 2005, $6,000 is included in general and administrative expense pursuant to this agreement, $6,000 has been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Summary and Recent Developments
-------------------------------

Prior to May 20, 2002, we provided basic voice mail; call routing and advanced integrated voice and fax messaging to small businesses in several major urban markets. These services enabled businesses to improve the handling of incoming calls and facilitate more efficient communication between employees, customers, suppliers and other key relationships. We also provided basic voice mail and paging services to consumers.

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

The transactions under the Purchase Agreement were closed and completed on March 18, 2005 ("Closing."). In May 2005, we have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Kevin R. Keating, the Company's sole officer and director. The Company pays Vero $2,500 per month for services provided to it.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity Partners I, LLC owns approximately 77.1% of the outstanding shares of the Company's common stock as of December 31, 2005. Kevin
R. Keating is not affiliated with and has no equity interest in KI Equity Partners I, LLC, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity Partners I, LLC. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity Partners I, LLC disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

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

On October 25, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

Results of Operations
---------------------

For the three months ended December 31, 2005, the Company had no activities that produced revenues from operations. For the three months ending December 31, 2005, the Company had a net loss of $(8,839), as compared with net loss of $(16,571) for the corresponding period of 2004.

Liquidity and Capital Resources
-------------------------------

The Company's total assets as December 31, 2005 are $52,491, which is comprised of cash. The Company has no liabilities as of December 31, 2005. Total stockholders' equity as of December 31, 2005 is $52,491.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                         Three Months Ended December 31,
                                            2005            2004
                                          ---------      ---------

Cash Flows from Operating Activities      $ (8,839)      $ (4,269)
Cash Flows from Investing Activities            --             --
Cash Flows from Financing Activities        40,000          4,218
                                          --------       --------

Net Change in Cash                        $ 31,161       $    (51)
                                          ========       ========

Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern
-------------

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

Critical Accounting Policies
----------------------------

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of December 31, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

Risk Factors
------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Plan of Operations
------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              On October 25, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              We are not aware of any defaults upon senior securities during the first fiscal quarter ended December 31, 2005.

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

         (b) Reports on Form 8-K

              On October 25, 2005, the Company filed a Current Report on Form 8-K dated October 24, 2005 announcing the sale of unregistered securities which is disclosed more fully elsewhere in this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MULTI-LINK TELECOMMUNICATIONS, INC.



Date: February 10, 2006                By: /s/ Kevin R. Keating
                                           ----------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

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