Form 10QSB
period 2006-03-31
MULTI LINK TELECOMMUNICATIONS INC
filed 2006-05-05
CIK 1072313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2006

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No _.

As of May 1, 2006, there were 37,215,913 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes         No  X .
                                                                 ----       ---

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets, March 31, 2006 (unaudited)
           and September 30, 2005                                         1


           Condensed Statements of Operations for the three and six
           month periods ended March 31, 2006 and 2005 (unaudited)        2


           Condensed Statements of Cash Flows for the six
           month periods ended March 31, 2006 and 2005 (unaudited)        3


           Notes to Condensed Financial Statements (unaudited)            4


Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              7


Item 3.    Controls and Procedures                                       23


PART II.OTHER INFORMATION

   Item 1.        Legal Proceedings                                      24
   Item 2.        Changes in Securities and Use of Proceeds              24
   Item 3.        Defaults upon Senior Securities                        24
   Item 4.        Submission of Matters to a Vote of Security Holders    24
   Item 5.        Other information                                      24
   Item 6.        Exhibits and Reports on Form 8-K                       24

     Signatures                                                          25

     Certifications
             Exhibit 31                                                 27-28
             Exhibit 32                                                  29

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

                      MULTI LINK TELELCOMMUNICATIONS, INC.
                         CONDENSED FINANCIAL STATEMENTS
                  For the quarterly period ended March 31, 2006
                                   (Unaudited)

                       MULTI LINK TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS


                                                                  March 31,      September 30,
                                                                     2006            2005
                                                                 ------------    ------------
                                                                 (unaudited)          ***
ASSETS

  Current Assets
         Cash                                                    $     64,755    $     21,330
                                                                 ------------    ------------

         Total Current Assets                                          64,755          21,330
                                                                 ------------    ------------

                Total Assets                                     $     64,755    $     21,330
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
         Escrow deposit                                          $     40,000    $       --
                                                                 ------------    ------------
          Total Current Liabilities                                    40,000            --

    Stockholders' Equity
         Preferred stock authorized 5,000,000 shares,
            $0.01 par value, no shares issued or outstanding             --              --
         Common stock; no par value, 150,000,000
            shares authorized, 37,215,913 shares issued and
            outstanding at March 31, 2006, 33,215,913
            shares issued and outstanding at September 30,2005     12,839,653      12,799,653
         Accumulated deficit                                      (12,814,898)    (12,778,323)
                                                                 ------------    ------------

         Total Stockholders' Equity                                    24,755          21,330
                                                                 ------------    ------------


         Total Liabilities and Stockholders' Equity              $     64,755    $     21,330
                                                                 ============    ============

*** Amounts are derived from the audited financial statements for the fiscal year ended September 30, 2005.


                                       1
   The accompanying notes are an integral part of these financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended              Six months ended
                                                         March 31,                     March 31,
                                                   2006            2005           2006           2005
                                               -------------  -------------  -------------   -------------
Revenue                                        $           -  $           -  $           -   $           -

General and administrative expenses                   27,737         58,497         36,664          73,855
                                               -------------  -------------  -------------   -------------

     Operating loss                                  (27,737)       (58,497)       (36,664)        (73,855)

Interest income / (expense)                                -         (1,080)            89          (2,293)
                                               -------------  -------------  -------------   -------------

Net loss                                       $     (27,737) $     (59,577) $     (36,575)  $     (76,148)
                                               =============  =============  =============   =============

Net loss per share, Basic and diluted          $        (NIL) $        (NIL) $        (NIL)  $        (NIL)
                                               =============  =============  =============   =============

Weighted average shares                           37,215,913     19,886,935     32,927,985      19,886,935
                                               =============  =============  =============   =============


                                        2
   The accompanying notes are an integral part of these financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six Months Ended March 31,
                                                             2006                  2005
                                                         -------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $     (36,575)        $     (76,148)
     Adjustments to reconcile net loss to net cash
          Provided (used) by operating activities:
              Decrease in prepaid expenses                           -                 1,446
              Decrease in accrued expenses                           -                (5,691)
              Increase in accounts payable                           -                (4,907)
                                                         -------------         --------------

Net cash flows used by operating activities                    (36,575)              (85,300)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities                             -                     -

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock                 40,000                     -
     Escrow deposit received                                    40,000                     -
     Notes payable - shareholder                                     -                88,243
                                                         -------------         -------------

Net cash flows from financing activities                        80,000                88,243
                                                         -------------         -------------

Net increase (decrease) in cash                                 43,425                 2,943

Cash, beginning of period                                       21,330                    74
                                                         -------------         -------------

Cash, end of period                                      $      64,755         $       3,017
                                                         =============         =============

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid                                                        -                 2,293
                                                         -------------         -------------
Taxes paid                                                           -                     -
                                                         -------------         -------------

                                        3
   The accompanying notes are an integral part of these financial statements.

                       MULTI LINK TELECOMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2005 audited financial statements and notes thereto.

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

                       MULTI LINK TELECOMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 2006
                                   (Unaudited)

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

   The Company has sustained significant operating losses and no ongoing source of income. The Company hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

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

NOTE 4 - LETTER OF INTENT

   On March 30, 2006, the Company entered into a Letter of Intent to acquire Auriga Laboratories, Inc. a Delaware corporation ("Auriga"). Auriga is a specialty pharmaceutical company with stand-alone sales, marketing and development capabilities. Auriga currently markets, through its 40-person sales force, the Extendryl(R) family of prescription products for the treatment and relief of cough, cold and allergy symptoms.

   Under the transactions contemplated under the Letter of Intent, the Company would issue: (i) restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to Closing, to the holders of Auriga outstanding equity securities; and (ii) additional equity securities in connection with a private placement offering (the "Offering") to certain to-be-identified investors under terms and conditions which will be negotiated by Auriga and the Investors. The shares of convertible preferred stock that would be issued to Auriga's stockholders (including the Investors) together with any options, warrants and other convertible securities of Auriga assumed by the Company in connection with the acquisition of Auriga would, in the aggregate, represent 95% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of Auriga.

                       MULTI LINK TELECOMMUNICATIONS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 4 - LETTER OF INTENT (continued)

   The closing of the proposed acquisition would be subject to Auriga's ability to raise not less than $750,000 in the Offering. Pursuant to the Letter of Intent, the Company received a good faith deposit of $40,000. In the event the Letter of Intent is terminated under certain specified circumstances, all or a portion of the deposit may be retained by the Company. The deposit has been recorded as a liability on the Company's balance sheet.

NOTE 5 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC ("KI Equity"), which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity owns approximately 77.1% of the outstanding shares of the Company's common stock as of March 31, 2006. Kevin
   R. Keating is not affiliated with and has no equity interest is KI Equity, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   In May 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Effective November 1, 2005, the Company agreed to increase the monthly fee to $2,500 For the three months ended March 31, 2006, $7,500 is included in general and administrative expense pursuant to this agreement.

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

Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity Partners I, LLC ("KI Equity"), which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity owns approximately 77.1% of the outstanding shares of the Company's common stock as of March 31, 2006. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

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

On May 25, 2005, the Company also issued 850,000 shares of its common stock to a consulting firm for financial consulting services to the Company with a fair value of $8,500, or $0.01 per share.

On October 25, 2005, the Company issued 4,000,000 shares of its common stock to KI Equity at a purchase price of $0.01 per share, for an aggregate purchase price of $40,000. The funds were to provide working capital to the Company for operating expenses.

Entry into Letter of Intent

On March 30, 2006, the Company entered into a Letter of Intent to acquire Auriga Laboratories, Inc. a Delaware corporation ("Auriga"). Auriga is a specialty pharmaceutical company with stand-alone sales, marketing and development capabilities. Auriga currently markets, through its 40-person sales force, the Extendryl(R) family of prescription products for the treatment and relief of cough, cold and allergy symptoms.

Under the transactions contemplated under the Letter of Intent, the Company would issue: (i) restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to Closing, to the holders of Auriga outstanding equity securities; and (ii) additional equity securities in connection with a private placement offering (the "Offering") to certain to-be-identified investors under terms and conditions which will be negotiated by Auriga and the Investors. The shares of convertible preferred stock that would be issued to Auriga's stockholders (including the Investors) together with any options, warrants and other convertible securities of Auriga assumed by the Company in connection with the acquisition of Auriga would, in the aggregate, represent 95% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of Auriga.

The closing of the proposed acquisition would be subject to Auriga's ability to raise not less than $750,000 in the Offering. Pursuant to the Letter of Intent, the Company received a good faith deposit of $40,000. In the event the Letter of Intent is terminated under certain specified circumstances, all or a portion of the deposit may be retained by the Company. The deposit has been recorded as a liability on the Company's balance sheet.

Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close by May 15, 2006. However, there can be no assurances that the acquisition or the Offering will be completed.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

For the three and six month periods ended March 31, 2006, the Company had no activities that produced revenues from operations. For the three and six month periods ending March 31, 2006, the Company had a net losses of $(27,737) and $(36,575), respectively, as compared with net losses of $(59,577) and $(76,148) for the corresponding periods of 2005.

Liquidity and Capital Resources

The Company's total assets as March 31, 2006 are $64,755, which is comprised of cash. The Company has a deposit liability of $40,000 as of March 31, 2006. Total stockholders' equity as of March 31, 2006 is $24,755.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                             Six Months Ended March 31,
                                             2005                  2004
                                         -------------         ------------

Cash Flows from Operating Activities     $     (36,575)        $     (85,300)
Cash Flows from Investing Activities                 -                     -
Cash Flows from Financing Activities            80,000                88,243
                                         -------------         -------------

Net Change in Cash                       $      43,425         $       2,943
                                         =============         =============

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

Risk Factors (continued)

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

      3. Possible Business - Not Identified and Highly Risky. Except as described elsewhere in this Report, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as described elsewhere in this Report, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              We are not aware of any defaults upon senior securities during the fiscal quarter ended March 31, 2006.

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

         (b) Reports on Form 8-K

              On March 30, 2006, the Company filed its Current Report on Form 8-K dated March 30, 2006 disclosing the execution of its letter of intent to acquire Auriga Laboratories, Inc., a Delaware corporation as described elsewhere in this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MULTI-LINK TELECOMMUNICATIONS, INC.



Date: May 4, 2006                By:  /s/ Kevin R. Keating
                                      ----------------------
                                      Kevin R. Keating
                                      President and Chief Executive Officer

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