Form 10QSB
period 2006-06-30
AURIGA LABORATORIES, INC.
filed 2006-08-10
CIK 1072313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

Commission file number: 0-26013

AURIGA LABORATORIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1334687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5555 Triangle Parkway, Suite 300 Norcross, GA 30092
(Address of principal executive offices)

(678) 282-1600
(Issuer’ s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2006, there were 35,482,768 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets, June 30, 2006 (unaudited) and March 31, 2006	3
Consolidated Statements of Operations for the three months ended June 30, 2006 and for the period from inception (April 12, 2005) to June 30, 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and for the period from inception (April 12, 2005) to June 30, 2005 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	13

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION
Item 6. Exhibits	19

Signatures	20

Certifications
Exhibit 31.1	21
Exhibit 32.1	22

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)
CONSOLIDATED BALANCE SHEETS

ASSETS	JUNE 30, 2006	MARCH 31, 2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$566,049	$504,344
Accounts receivable, net	312,175	774,722
Inventory	200,004	214,300
Prepaid expenses	321,276	213,899
Other assets	—
Total Current Assets	1,399,504	1,707,265

PROPERTY AND EQUIPMENT, net	364,409	311,125

OTHER ASSETS
Goodwill	92,316	92,316
Deposits	16,775	22,724
Total Other Assets	109,091	115,040
TOTAL ASSETS	$1,873,004	$2,133,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$746,697	$504,168
Accrued expenses	1,069,559	281,785
Bank notes payable (See Note 7)	296,222	234,813
Royalties payable	202,088	492,516
Related party loan, current portion (See Note 7)	518,521	511,751
Deposit on stock subscriptions (See Note 8)	325,000	578,627
Total Current Liabilities	3,158,087	2,603,660

LONG-TERM DEBT
Related party loan, less current portion (See Note 7)	1,431,731	1,414,802
Total Long-Term Debt	1,431,731	1,414,802

Total Liabilities	4,589,818	4,018,462

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, par value 0.001 per share, 10,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, par value 0.001 per share, 250,000,000 shares
authorized; 35,482,768 and 30,044,071 shares issued
and outstanding as of June 30, 2006 and March 31,
2006, respectively	4,136,025	1,286,521
Stock subscriptions receivable	—	(21,500)
Accumulated deficit	(6,852,839)	(3,150,053)
Total Stockholders’ Deficit	(2,716,814)	(1,885,032)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$1,873,004	$2,133,430

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED	FROM INCEPTION APRIL 12, 2005 TO
	JUNE 30, 2006 (unaudited)	JUNE 30, 2005 (unaudited)
REVENUES
Products	$506,995	$—
Royalties from related party	—	21,619
Total Revenues	506,995	21,619

COST OF GOODS SOLD
Materials and supplies	75,781	—
Royalties	202,147	—
Distribution	52,219	—
Total Cost of Goods Sold	330,147	—

GROSS PROFIT	176,848	21,619

OPERATING EXPENSES
Sales, marketing and trade expenses	1,543,940	45,107
General and administrative expenses	1,994,090	112,769
Research and development expenses	266,860	97,018
Total Operating Expenses	3,804,890	254,894

OPERATING LOSS	(3,628,042)	(233,275)

OTHER (EXPENSES)
Interest expense	(44,453)	(1,625)
Other expenses-net	(30,292)	—
Total Other (Expenses)	(74,745)	(1,625)

NET LOSS	$(3,702,787)	$(234,900)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.11)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED (See Note 4)	33,385,592	20,560,640

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED	FROM INCEPTION APRIL 12, 2005 TO
	JUNE 30, 2006	JUNE 30, 2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,702,787)	$(234,900)
Adjustments to reconcile net loss to net cash
flows provided (used) by operating activities:
Depreciation	27,076	—
Bad debt expense	364	—
Noncash compensation expense	64,735	—
Warrants issued for services	1,056,720	—
Amortization of note payable discount	34,171	—
Changes in assets and liabilities:
Receivables	462,183	40,569
Inventory	14,296	—
Prepaid expenses	(107,377)	(136,220)
Deposits	5,949	(30,624)
Accounts payable	242,529	—
Accrued expenses	777,303	104,851
Royalties payable	(290,428)	—
Net cash used by operating activities	(1,415,266)	(256,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(80,360)	(58,500)
Net cash used by investing activities	(80,360)	(58,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock sales	1,149,422	—
Proceeds from stock subscriptions receivable	21,500	—
Proceeds from bank notes payable	305,774	—
Payments of bank notes payable	(244,365)	—
Proceeds from deposits on stock subscriptions	325,000	738,829
Net cash provided by financing activities	1,557,331	738,829

Net increase in cash	61,705	424,005

Cash, beginning of period	504,344	—
Cash, end of period	$566,049	$424,005

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$10,283	$—

NON-CASH INVESTING AND FINANCING:
Assets purchased by acquisition/reorganization:
Receivables	$—	$69,015
Goodwill	—	92,316

Liabilities assumed by acquisition:
Accounts payable and accrued expenses	—	59,947
Related party loan	—	100,000

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC.
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared from the records of Auriga Laboratories, Inc., a Delaware corporation (the “Company”) without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at June 30, 2006 and the results of operations and cash flows for the three months ended June 30, 2006 and for the period April 12, 2005 (date of inception) to June 30, 2005, have been made. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from April 12, 2005 to March 31, 2006 contained in the Company’s current report on Form 8-K (the “Merger 8-K”) filed by the Company on May 18, 2006 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

NOTE 2 - REVERSE MERGER

On May 17, 2006, Auriga Laboratories, Inc., a privately held Delaware corporation (“Auriga”) completed a merger (the “Merger”) with Multi-Link Telecommunications, Inc., a Colorado corporation and a “shell” company (“Multi-Link”). The Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), entered into on May 4, 2006, by and among Auriga, Multi-Link, and Multi-Link Acquisition, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Multi-Link (the “Subsidiary”). Pursuant to the terms of the Merger Agreement, the Subsidiary was merged with and into Auriga, with Auriga as the surviving entity. Auriga continued its business under the name of Auriga Laboratories, Inc. as a subsidiary of Multi-Link. All references to Multi-Link Telecommunications, Inc. or the Company also refer to Auriga Laboratories, Inc., unless the context indicates otherwise.

Pursuant to the terms of the Merger, Multi-Link acquired all of the outstanding shares of Common Stock of Auriga (“Auriga Common Stock”) in exchange for shares of Series A Convertible Preferred Stock, par value $0.01 per share of Multi-Link (“Preferred Stock”). At the closing of the Merger (the “Closing”), each outstanding share of Auriga Common Stock held by the stockholders of Auriga (the “Auriga Stockholders”) was converted into the right to receive approximately 0.06 shares of Preferred Stock or a total of 1,000,042 shares of Preferred Stock, and each outstanding option and warrant to purchase shares of Auriga Common Stock was assumed by Multi-Link and converted into an option or warrant to purchase approximately 30.01 shares of Multi-Link’s Common Stock for each one share of Auriga’s Common Stock such option or warrant was convertible into (with the exercise price being adjusted accordingly).

Pursuant to the terms of the Preferred Stock, each share of Preferred Stock was convertible into approximately 494.96 shares of Multi-Link’s Common Stock. Accordingly, immediately following the Closing, the Auriga Stockholders owned 1,000,042 shares of Preferred Stock (convertible into a total of 494,977,491 shares of Multi-Link’s Common Stock). The 37,215,913 shares of Multi-Link’s Common Stock outstanding prior to the Merger remained outstanding following the Merger. As of the Closing, and assuming conversion in full of the Preferred Stock, the Auriga Stockholders owned approximately 93% of the total outstanding shares of Multi-Link’s Common Stock (or 95%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger), and the remaining stockholders of Multi-Link owned approximately 7% of the total outstanding shares of Multi-Link’s Common Stock, (or 5%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger).

Pursuant to the terms of the Preferred Stock, the Preferred Stock was subject to automatic conversion into shares of Multi-Link’s Common Stock (the “Mandatory Conversion”) upon the approval by a majority of the holders of Multi-Link’s Common Stock and Preferred Stock (voting together on an as-converted-to-common-stock basis) of a 1-for-15 reverse stock split of Multi-Link’s outstanding Common Stock (the “Reverse Split”). Giving effect to the Mandatory Conversion and Reverse Split, the Company would have had 35,482,768 shares of Common Stock outstanding as of June 30, 2006.

As described in Note 14, on July 11, 2006, the Reverse Split was effectuated, resulting in the Mandatory Conversion. Immediately following the foregoing, Multi-Link was re-domiciled in the State of Delaware, its name was changed to “Auriga Laboratories, Inc.” and its authorized shares of Common Stock and Preferred Stock were changed to 250 million shares and 10 million shares, respectively. Unless the context indicates otherwise, all share and other information in this Report has been restated to give effect to the Merger, the Reverse Split, the Mandatory Conversion, the change in the Company’s authorized shares and the Company’s re-domicile to the State of Delaware.

Due to the change in control of Multi-Link as a result of the Merger, the Merger was accounted for as an acquisition of Multi-Link by Auriga and a recapitalization of Auriga. Accordingly, the consolidated financial statements of the Company subsequent to the Merger consist of the balance sheets of both companies at historical cost, the historical operations of Auriga, and the operations of both companies from the Merger date of May 17, 2006. At the time of the Merger, Multi-Link was a shell company and had no material assets, liabilities or operations.

As a result of the Merger and pursuant to the Merger Agreement, the Company’s fiscal year was changed to March 31. Multi-Link had been reporting on a fiscal year ending September 30.

The foregoing transactions are more fully described in the Merger 8-K.

NOTE 3 - GOING CONCERN

Since inception, the Company has incurred significant operating and net losses and has been unable to meet its cash flow needs with internally generated funds. The Company’s cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At June 30, 2006, the Company had cash and cash equivalents on hand of approximately $566,000, a negative working capital position of $1,758,583 and long-term debt commitments of $1,431,731. Although the Company has recently taken action to significantly reduce operating losses by reducing operating expenses and headcount, and is seeking to reduce its royalty expenses by purchasing certain rights that it now licenses, any benefits that the Company may realize from the foregoing will not occur, if at all, until subsequent quarters. The present financial position of the Company raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses, payables, accrued expenses, royalties payable and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Revenue Recognition.

The Company recognizes revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the products is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of the Company’s products is recorded, net of allowances. According to the terms of the Company’s sales contracts, a customer may only return up to a specified maximum amount of product under certain conditions. Sales return allowances for product returns and contractual rebates are calculated based upon current economic conditions and the underlying contractual terms as product is sold. Royalty revenue is recognized when earned.

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance has been recorded against deferred tax assets as management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Basic and Diluted Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of June 30, 2006 and June 30, 2005 as inclusion of the common stock equivalents would be antidilutive. A total of 14,021,995 and 850,390 shares of common stock were issuable upon exercise of outstanding options and warrants at June 30, 2006 and June 30, 2005, respectively.

Recent Accounting Pronouncements

There have not been any Financial Accounting Standards issued by the Financial Accounting Standards Board since preparation of the Company’s audited financial statements at March 31, 2006. The most recently adopted standard issued prior to preparation of such audited financial statements was Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, which management believes will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2006 and March 31, 2006 were as follows:

	June 30, 2006	March 31, 2006
Accounts receivable	$312,525	$774,722
Less: allowance for doubtful accounts	350	—
Accounts receivable-net	$312,175	$774,722

Bad debt expense for the three months ended June 30, 2006 and for the period from April 12, 2005 (inception) to June 30, 2005 was $364 and $0, respectively.

NOTE 6 - INVENTORY

Inventory as of June 30, 2006 and March 31, 2006 consisted of finished pharmaceutical products of $200,004 and $214,300, respectively.

NOTE 7 - NOTES PAYABLE

Bank Notes Payable

On November 22, 2005, the Company obtained an asset-based line of credit (“Facility”) from Silicon Valley Bank (“SVB”) in the amount of $1,000,000. As of June 30, 2006 and March 31, 2006, the Company owed

$233,887 and $172,519, respectively under the Facility. Advances under the Facility were subject to finance charges based on an interest rate of 1.5% to 2.00% over prime and a collateral handling fee with a minimum monthly charge of $2,500 per month.

Amounts advanced under the Facility were subject to automatic repayment if the loan covenants were no longer maintained by the Company. As of June 30, 2006 the Company was not in compliance with the loan covenant regarding the required quick ratio. As discussed in Note 14, on August 4, 2006 all amounts due on the Facility were repaid and the Facility was terminated.

The Company has a short-term financing facility with Wells Fargo, which as of June 30, 2006 and March 31, 2006 had outstanding balances of $62,335 and $62,294, respectively.

Related Party Loan

On December 15, 2005, the Company repurchased 1,500,000 shares of its common stock held by a resigning director and his affiliates. The purchase price was paid in the form of an unsecured subordinated promissory note (“the “Note”). The remaining loan principal is payable in annual installment of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, the Company recorded imputed loan interest, “loan discount,” in order to realize a 7.5% effective interest rate. The remaining loan discount will be realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the Note. Interest is payable in arrears in cash by the Company and included with each annual principal installment.

NOTE 8 - DEPOSIT ON STOCK SUBSCRIPTIONS

In June 2006, the Company received subscriptions for the purchase of 325,000 units for aggregate consideration of $325,000 from three investors. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.25 per share. Because the stock and warrants had not been issued as of June 30, 2006, the Company recorded this subscription as a deposit on stock subscriptions. See Note 14 for additional information.

NOTE 9 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2006, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2006, there were 35,482,768 shares of common stock issued and outstanding.

The holders of shares of common stock are entitled to one vote for each share.

Private Placement

In April 2006, the Company completed a private placement of its common stock to accredited investors. Pursuant to this private placement, the Company issued approximately 2,957,636 shares of common stock and received gross proceeds of $2,734,444, of which $578,627 was received as of March 31, 2006. The Company incurred $289,550 in costs associated with this private placement. Sorrento Financial Group, LLC, an entity owned by the Company’s CEO (“Sorrento”), received $250,000 for its financial services in structuring the Private Placement described below in Note 9.

Reverse Merger Costs

In connection with the Reverse Merger (see Note 2) on May 17, 2006, the Company incurred $716,845 in costs which were charged against Common Stock.

Treasury Stock

Pursuant to the terms of the Merger Agreement, the Company retired all shares of common stock held in treasury stock on May 17, 2006.

NOTE 10 - STOCK OPTIONS

Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding option under the 2005 Stock Option Plan (“2005 Stock Plan”) to purchase shares of pre-Merger Auriga Common Stock and each of which option became an option to purchase approximately 30.01 shares of the Company’s common stock with the exercise price being adjusted accordingly.

During the three months ended June 30, 2006, stock options granted under the 2005 Stock Plan to purchase approximately 410,188 shares of common stock were issued to participants. The options are exercisable any time at prices ranging from $0.50 to $0.93 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested. For the three months ended June 30, 2006, the average fair value of the options issued of $0.21 each was estimated using the Black Scholes Option model. The following assumptions were made to value the stock options: risk free interest rate between 4.55% and 4.60% ; expected life of 10 years; and expected volatility of 39% with no dividends expected to be paid.

During the three months ended June 30, 2006, stock options issued under the 2005 Stock Plan to purchase approximately 461,211 shares of common stock were forfeited as a result of employee terminations. As of June 30, 2006, stock options outstanding under the 2005 Stock Plan were approximately 5,503,523 of which approximately 212,597 were vested.

For the three months ended June 30, 2006, compensation expense associated with stock options that vested during the period was approximately $64,735.

NOTE 11 - COMMON STOCK WARRANTS

Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding warrant to purchase shares of pre-Merger Auriga Common Stock, each of which warrant became a warrant to purchase approximately 30.01 shares of the Company’s common stock with the exercise price being adjusted accordingly.

During the three months ended June 30, 2006, the Company issued warrants to acquire a total of up to 3,297,278 shares of common stock to consultants for services. As of June 30, 2006, 8,518,472 warrants were outstanding.

The charge for common stock warrants for the current period using the Black Scholes Option model was $1,056,720. The following assumptions were made to value the warrants: risk free interest rate between 4.00% and 4.71%, expected lives of 10 years; and expected volatility of 39%.

NOTE 12 - RELATED PARTY TRANSACTIONS

Pursuant to an employment agreement dated March 29, 2006, the Company’s CEO earned a bonus of $250,000 as a result of the Company becoming publicly traded.

During the three months ended June 30, 2006, the Company paid royalties to Cornerstone BioPharma, Ltd. (“Cornerstone”) associated with the revised license agreement whereby the Company is responsible for sales of Extendryl and the Company will pay Cornerstone a royalty. The royalty expense for the periods ended June 30, 2006 and June 30, 2005 amounted to approximately $132,252 and $0, respectively. Cornerstone’s CEO is a significant stockholder of the Company

During the three months ended June 30, 2005 the Company received royalty income associated with the Extendryl licensing agreement of $21,619 from Cornerstone. This Extendryl licensing agreement was revised effective August 1, 2005 whereby the Company is responsible for the sales of Extendryl and the Company pays a royalty to Cornerstone.

As described in Note 7, the Company repurchased shares of Common Stock held by a former director and his affiliates in exchange for the issuance of a note to such individual.

Sorrento Financial Group, LLC, an entity owned by the Company’s CEO (“Sorrento”), received $250,000 for its financial services in structuring the Private Placement described below in Note 9.

NOTE 13 - SIGNIFICANT CUSTOMERS

During the three months ended June 30, 2006, one customer accounted for approximately 24% and a second customer accounted for approximately 57% of gross sales. No other customer accounted for more than 10% of the Company’s sales during the quarter.

NOTE 14 - SUBSEQUENT EVENTS

At a Special Meeting of Stockholders held on July 8, 2006, Multi-Link’s stockholders approved (i) the 1-for-15 Reverse Split described in Note 2 above, which resulted in the Mandatory Conversion of each share of Multi-Link Preferred Stock into approximately 494.9 shares of common stock (on a pre-split basis), (ii) the reincorporation of the Company from the State of Colorado to the State of Delaware and (iii) the 2006 Stock Option Plan. The Reverse Split, Mandatory Conversion and reincorporation became effective on July 11, 2006.

The foregoing transactions are described in more detail in the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2006.

Subsequent to June 30, 2006, the Company appointed a new chief operating officer and secretary of the Company pursuant to the terms of an employment agreement dated July 11, 2006 and elected a new director to its board.

On July 20, 2006 the Company announced its new trading symbol of ARGA is on the OTC bulletin board (ARGA.OB). Previously the Company’s trading symbol on the OTC Bulletin Board was MLNK.

On July 26, 2006 the Company entered into a letter agreement (“Letter Agreement”) with Athlon Pharmaceuticals, Inc. (“Athlon”) that sets forth the proposed material terms of the Company’s proposed purchase of all of Athlon’s rights to the LEVALL® Product Line, which consists of various pharmaceutical products that provide relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The proposed purchase price consists of $2.5 million cash payable at closing and $2.5 million of the Company’s common stock, and additional cash payments based upon net sales of the LEVALL® Product Line. The Letter Agreement does not constitute a definitive agreement. The Letter Agreement provides that the Company and Athlon will use their best efforts to execute a definitive agreement by August 15, 2006 and close the transactions contemplated in the definitive agreement by August 31, 2006. There can be no assurance that the Company will be able to raise the financing necessary to consummate this transaction.

Subsequent to June 30, 2006, the Company received $20,000 in stock subscriptions as described in Note 8. These stock subscriptions were part of a private placement whereby each shareholder received one share of common stock and one warrant to purchase one share of common stock per dollar of investment. The warrants have an exercise price of $1.25 per share.

On August 7, 2006, the Company paid off the outstanding line of credit balance with SVB and terminated the Facility with SVB.

On August 4, 2006, the Company issued to Sorrento an 8% Senior Secured Convertible Note (the “Note”) in the principal amount of $632,000. The Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the Note is payable monthly in arrears. The Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, is the beneficial owner of Sorrento. Of the Note’s principal amount of $632,000, (i) $400,000 represents funds advanced by Sorrento to the Company, and (ii) $232,000 represents an accrued bonus that is owed by the Company to its CEO and that our CEO has agreed will henceforth be payable on the terms and conditions described in the Note. At Sorrento’s option, the note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the Note’s full repayment, into shares of the Company’s common stock. The number of shares that are issuable upon a conversion of the Note will be equal to the amount determined by dividing (i) the outstanding principal amount of the Note to be converted by (ii) the conversion price of $1.388.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-QSB and our Form 8-K filed May 18, 2006, which includes our audited financial statements and related notes for the period from April12, 2005 (“Inception”) through March 31, 2006 (under the name of Multi- Link Telecommunications, Inc). This Quarterly Report on Form 10-QSB contains forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Examples of forward-looking statements include statements as to our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our clients, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements.

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of product liability claims, and changes in policies by governmental authorities and regulatory agencies. For additional factors that can affect these forward-looking statements, see the “Risk Factors” section within the Merger 8-K. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in management’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Auriga Laboratories, Inc. (“the Company”) is a specialty pharmaceutical company with stand-alone sales, marketing, and development capabilities. The Company currently markets the Extendryl® family of products through our nationwide sales and marketing force in approximately 40 territories, targeting high-prescribing allergists, pediatricians, and select primary care physicians. The Company has an exclusive license to the Extendryl® product line. Currently there are seven separate products marketed under the Extendryl® name by the Company. This product line is indicated for treatment and relief of cough, cold and allergy symptoms. These products offer different combinations of antihistamines, expectorants, decongestants, anticholinergics, and anti-tussive that are designed to provide symptomatic relief for several patient types in the acute respiratory disease area.

The Company’s business strategy is to become a fully integrated pharmaceutical company by acquiring its own manufacturing and development capabilities. Since the launch of its first product line in August 2005, the Company has achieved approximately $7.1 million in revenue, comprised of $6.6 million of revenue for the period from inception through March 31, 2006 and $507,000 for the three months ended June 30, 2006. Moving forward, the Company will seek to acquire and/or in-license additional products and technologies to further grow revenues.

Over time, the Company’s strategy is to build three therapeutically focused product franchises in the areas of respiratory diseases, gastrointestinal (GI) disorders, and the central nervous system (CNS)/pain areas. The conceptual framework for this strategy is to initially acquire/license a mature product for each therapeutic area with brand equity that is no longer the primary focus of its originator. The Company has already done this in the respiratory space with its Extendryl® product line, but will also seek to acquire and/or developing a GI and CNS/pain product. It is hope that these opportunities will then provide the impetus for expansion of the sales force, allowing for additional promotional reach and geographic scope. Simultaneously, the Company’s development team, through collaboration with the Company’s commercial team, plans to identify and develop new products as well as enhance existing products with proprietary technologies in order to introduce additional products for each therapeutic division. In addition, the Company intends to file for regulatory approval for these newly developed products (and enhanced existing products) in order to achieve both regulatory and intellectual property (IP) exclusivity in the market.

Ultimately, as these therapeutic divisions expand and mature in the marketplace, the Company hopes to realize synergies between divisions and to be able to “cross-promote” each division’s products in an effort to enhance product launches, intensify promotion during seasonal peaks and react to competitive pressures, among other things.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our 2006 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Quarterly Report and the audited financial statements as of and for the period from April 12, 2005 (inception) to March 31, 2006, included in the May 18, 2006 8-K filing.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Quarterly Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see “Note 4 to the Consolidated Financial Statements” included in this Report and “Note 2 to Consolidated Financial Statements” included in the May 18, 2006 8-K filing.

Revenue Recognition

The Company recognizes revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the products is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of the Company’s products is recorded, net of allowances. According to the terms of sales contracts, a customer may only return up to a specified maximum amount of product under certain conditions. Sales return allowances for product returns and contractual rebates are calculated based upon current economic conditions and the underlying contractual terms as product is sold. Royalty revenue is recognized when earned.

Operating Expenses

We have segregated our recurring operating expenses among four categories: cost of goods sold, including royalties; sales, marketing, and trade expenses; general and administrative expenses; and research and development. Cost of goods sold include the direct costs associated with materials and supplies, royalties, and distribution. Sales, marketing, and trade expenses include salaries for sales and marketing staff, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. General and administrative expenses includes salaries and benefits for the executives, business development, human resources, finance, and information technology staffs and general operating expenses. General operating expenses includes overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Research and development expenses includes research into development of proprietary patents, development of applications for rapid-dissolve technology, partnerships with third parties in developing proprietary drug delivery technologies, and development of line extensions to the existing Extendryl® line. These expenses also include salaries and benefits, legal fees for patent reviews, and scientific advisory board stipends.

Results of Operations for the Three-Month Period Ended June 30, 2006 and for April 12, 2005 (Date of Inception) through June 30, 2005

Net Revenue. Net revenue increased to $507,000 for the three months ended June 30, 2006 compared to $22,000 for the period from inception through June 30, 2005. The Company began operations in April, 2005 and at the end of June, 2005 had five employees, two being in sales functions. In comparison, during the first quarter of 2006, the Company operated with a sales force of 40 persons. No significant sales existed in the prior fiscal year until the three-month period ended September 30, 2005.

Cost of Goods Sold, including Royalties. Cost of goods for the three months ended June 30, 2006 was $330,000 compared to $0 for the period from inception through June 30, 2005. This increase in cost of goods sold expenses was a result of the increase in revenues for the three months ended June 30, 2006. No cost of goods sold expenses were incurred for the period from inception through June 30, 2005 as there were no sales during this period.

Sales, Marketing, and Trade Expenses. Sales, marketing, and trade expenses for the three months ended June 30, 2006 increased $1.45 million to $1.5 million compared with $45,000 for the period from inception through June 30, 2005. There were only nominal salary expenses for a start-up sales staff for the period from inception through June 30, 2005. The increase in sales, marketing, and trade expenses in comparing the two periods was due primarily to the addition of 40 sales representatives and significant increases in market research and overall sales and marketing activities, including advertising, sample distribution, and promotion. Salary and benefit expenses for the quarter ended June 30, 2006 were $782,000 or 51% of overall sales, marketing, and trade expense while marketing activities were $453,000 or 29% of overall sales and marketing expenses.

During the current quarter, management performed an internal review of overall operations, particularly in the sales and marketing area, and determined there were expenses that needed to be reduced. As a result of this review, effective June 30, 2006, the Company reduced its sales force to a core group of top performers. This reduction is expected to considerably reduce salary and benefit expenses as well as related auto and travel expenses. The Company expects overall sales and marketing savings of $650,000 to $675,000 in the second fiscal quarter based on its existing product lines as a result of the reduction in salaried staff and other cost savings measures. In July 2006, the Company announced its initiative to add to its sales force with experienced commission-only sales representatives. The Company plans for this sales force to grow to as many as 100 representatives in the future, while maintaining a significantly reduced sales and marketing cost structure.

General and Administrative Expense. General and administrative expenses increased $1.88 million to $1.99 million for the three months ended June 30, 2006, compared to $113,000 for the period from inception through June 30, 2005. Of the $1.99 million expense in the current quarter, $1.1 million of this or 56% was related to noncash expenses in the form of stock warrants issued to Company vendors for services rendered or to be rendered in the future and noncash compensation expense associated with vested stock options. The balance of the increase was due primarily to salary and benefit expenses for the executive, finance, information technology, human resources, and administrative staff that did not exist during the period from inception through June 30, 2005. These salary and benefit costs comprised $244,000 or 12% of overall G&A costs. Travel, consulting, and legal fees associated with the Company becoming publicly traded as a result of the May 17, 2006 Merger and expenses related to the initial proxy filing in preparation for the special July 8, 2006 stockholders meeting resulted in higher than normal general and administrative costs. These expenses were $360,000 for the current quarter or 18% of general and administrative expenses. Expenses for these cost categories were unusually high due to the non-recurring activities in May and June, 2006 mentioned above. Overall general and administrative costs in this area were also reviewed internally and as a result staff reductions and cost control measures were implemented. Results of these measures to reduce costs are expected to be realized beginning in the next fiscal quarter.

Research and Development Expense. Research and development expenses increased $170,000 or 275%, to $267,000 for the three months ended June 30, 2006, compared to $97,000 for the period from inception through June 30, 2005. This increase was primarily related to staff additions and the Company’s increased investment in development projects. The Company expects expenses in this area to continue to increase in the future, as we develop new products designed to significantly increase our market share in our targeted market areas. The internal review of Company expenditures did not result in any significant reduction in research and development activity and we expect expenditures in this area to continue to increase as further new products are brought online.

Interest expense. Interest expense was $44,000 for the three months ended June 30, 2006 compared to $1,600 for the period from inception through June 30, 2005. The interest expense is primarily related to the note payable due to a related party and the interest incurred in financing accounts receivables with the Company’s bank.

Liquidity and Capital Resources:

Since inception, the Company has incurred significant operating and net losses and has been unable to meet its cash flow needs with internally generated funds. The Company’s cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At June 30, 2006, the Company had cash and cash equivalents on hand of approximately $566,000, a negative working capital position of $1,758,583 and long-term debt commitments of $1,431,731. Although the Company has recently taken action to significantly reduce operating losses by reducing operating expenses and headcount, and is seeking to reduce its royalty expenses by purchasing certain rights that it now licenses, any benefits that the Company may realize from the foregoing will not occur, if at all, until subsequent quarters. The present financial position of the Company raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On a going forward basis, the Company’s primary business strategy is to continue to focus on its existing Extendryl® line of products, acquire profitable product lines that will provide positive cash flow, develop the effectiveness of the current sales force, staff a new commission-only sales force to complement the salaried sales force, monitor and reduce operating expenses, and continue the research and development projects currently in process. The Company will need to raise additional equity or debt financing to adequately fund these strategies and to satisfy its on-gong working capital requirements. If the Company is unable to obtain such financing in a timely manner, it could be forced to curtail or cease operations. Even if it is able to pursue these strategies, there can be no assurances that the Company will ever attain profitability.

Our cash and cash equivalents were $566,000 on June 30, 2006. Net cash used by operating activities for the three months ended June 30, 2006 was $1.4 million. This use of cash was the result of a net loss of $2.5 million for the quarter (adjusted for non-cash items), an increase in prepaid expenses of $112,000; and a decrease in royalties payable of $290,000. These uses of cash were partially offset by a decrease in accounts receivable of $463,000 a decrease in inventory of $18,000; a decrease in deposits of $18,000; an increase in accounts payable of $243,000; and an increase in accrued expenses of $755,000.

Our cash and cash equivalents were $424,000 on June 30, 2005. Net cash used by operating activities for the period from inception through June 30, 2005 was $256,000. This use of cash was the result of a net loss for the period of $235,000, an increase in prepaid expenses of $136,000; and an increase in deposits of $31,000. Partially offsetting the use of cash from operations was cash generated from a decrease in accounts receivable of $41,000; and an increase in accrued expenses of $105,000.

Net cash used in investing activities for the three months ended June 30, 2006 was $80,000. The uses of cash were for purchases of property and equipment of this amount. Net cash used in investing activities for the period from inception through June 30, 2005 was $58,000, which was also used to purchase property and equipment.

Net cash provided by financing activities was $1.58 million for the quarter ended June 30, 2006 resulting from net proceeds from a private stock placement offering to qualified investors of $1.15 million; proceeds from bank notes payable of $306,000; and proceeds from stock subscription deposits and receivables of $346,000 . The Company used $244,000 for payments of bank notes payable.

Net cash provided by financing activities was $739,000 for the period from inception through June 30, 2005. All cash provided was from proceeds received from deposits on stock subscriptions as part of a private placement offering to qualified investors.

As of June 30, 2006, the Company was not in compliance with its line of credit agreement with Silicon Valley Bank (“SVB”) as regards the required quick ratio of 0.85:1.0. On August 4, 2006, the Company paid off all outstanding amounts due to SVB and terminated the financing arrangement with them.

On August 7, 2006, the Company executed an 8% senior secured convertible note (“convertible note”) with Sorrento Financial Partners, LLC, an entity owned by the Company’s CEO. The principal sum of the convertible note is $400,000 and is due on May 15, 2007. The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the convertible note monthly in arrears beginning in September 2006.

The Company is in the process of closing a private placement in which the Company has received to date $365,000 of which $345,000 was received as of June 30, 2006 in stock subscriptions. These stock subscriptions were part of a private placement whereby each shareholder receives one share of common stock and one warrant to purchase one share of common stock per dollar of investment. The warrant received has an exercise price of $1.25 per share of common stock. The number of shares and the price per share take into account the reverse split.

Item 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief

Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarterly period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.

PART II

OTHER INFORMATION

Item 6 EXHIBITS

31.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2006	/s/ Philip S. Pesin Name: Philip S. Pesin Title: Chief Executive Officer