Form 10QSB
period 2006-09-30
AURIGA LABORATORIES, INC.
filed 2006-11-13
CIK 1072313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-26013

AURIGA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware
(State or other jurisdiction of	84-1334687
incorporation or organization)	(I.R.S. Employer Identification No.)
5555 Triangle Parkway, Suite 300
Norcross, Georgia	30092
(Address of Principal Executive Offices)	(Zip Code)

(678) 282-1600
(Issuer's telephone number, including area code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,488,778 as of November 7, 2006.

        Transitional Small Business Disclosure Format (check one):      Yes [_]     No [X]

AURIGA LABORATORIES, INC.
INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a)	Consolidated Balance Sheets at September 30, 2006 (unaudited) and March 31, 2006.

(b)	Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005 (unaudited) and for the Six Months Ended September 30, 2006 and From Inception (April 12, 2005) to September 30, 2005 (unaudited).

(c)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2006 (unaudited) and From Inception (April 12, 2005) to September 30, 2005 (unaudited).

(d)	Condensed Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Item 3.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

FORWARD-LOOKING STATEMENTS

        This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the concentration of business with large clients;

•	the ability to develop and introduce new products;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	increased competitive pressures from existing competitors and new entrants;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	fluctuations in general economic conditions;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	the risk of product liability claims.

        We caution readers not to place undue reliance on any such forward-looking statements. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section herein entitled “Risk Factors.”

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2006 (unaudited)	MARCH 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$494,652	$504,344
Accounts receivable, net	1,393,670	774,722
Inventory	260,590	214,300
Prepaid expenses	496,257	213,899

Total Current Assets	2,645,169	1,707,265

PROPERTY AND EQUIPMENT, net	342,514	311,125

OTHER ASSETS
Intangibles, net	7,756,386	92,316
Deposits	16,775	22,724

Total Other Assets	7,773,161	115,040

TOTAL ASSETS	$10,760,844	$2,133,430

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,573,971	$504,168
Accrued expenses	379,357	281,785
Bank notes payable	62,304	234,813
Royalties payable	258,885	492,516
Product licenses payable	750,000	--
Related-party loan, current portion	525,246	511,751
Related-party convertible note	632,000	--
Senior secured promissory notes (net of loan discounts
of $1,652,768 and $0 as of September 30, 2006 and
March 31, 2006, respectively)	347,232	--
Deposit on stock subscriptions	--	578,627

Total Current Liabilities	4,528,995	2,603,660

LONG-TERM DEBT
Related-party loan, less current portion	1,448,702	1,414,802
Product licenses payable	750,000	--

Total Long-Term Debt	2,198,702	1,414,802

Total Liabilities	6,727,697	4,018,462

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock: $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	--	--
Common stock: $0.001 par value, 250,000,000 shares
authorized; 40,413,777 and 30,044,071 shares issued
and outstanding as of September 30, 2006 and
March 31, 2006, respectively	40,414	30,045
Additional paid-in capital	14,368,566	1,256,476
Stock subscriptions receivable	--	(21,500)
Accumulated deficit	(10,375,833)	(3,150,053)

Total Stockholders' Equity(Deficit)	4,033,147	(1,885,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$10,760,844	$2,133,430

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)	THREE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)	SIX MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)	FROM INCEPTION APRIL 12, 2005 TO SEPTEMBER 30, 2005 (unaudited)
REVENUES
Products	$1,791,342	$730,349	$2,298,337	$730,349
Royalties from related party	--	--	--	21,619

Total Revenues	1,791,342	730,349	2,298,337	751,968
COST OF GOODS SOLD
Materials and supplies	297,948	99,942	373,729	99,942
Royalties	206,707	385,219	408,854	385,219
Distribution	70,945	31,439	123,164	31,439

Total Cost of Goods Sold	575,600	516,600	905,747	516,600

GROSS PROFIT	1,215,742	213,749	1,392,590	235,368

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash
equity instrument related expenses of $161,444 and
$0 for the three months ended September 30, 2006 and
2005, respectively, $226,179 for the six months
ended September 30, 2006, and $0 from inception to
date to September 30, 2005)	927,513	152,073	2,536,188	197,180
General and administrative expenses (includes non-cash
equity instrument related expenses of $2,201,278 and
$0 for the three months ended September 30, 2006 and
2005, respectively, $3,257,998 for the six months
ended September 30, 2006, and $0 from inception to
date to September 30, 2005)	3,132,089	247,218	5,061,444	359,987
Research and development expenses	397,291	236,465	664,151	333,483

Total Operating Expenses	4,456,893	635,756	8,261,783	890,650

OPERATING LOSS	(3,241,151)	(422,007)	(6,869,193)	(655,282)
OTHER INCOME(EXPENSES)
Interest expense	(236,272)	(3,398)	(280,725)	(5,023)
Other income(expenses)	(45,570)	847	(75,862)	847

Total Other Income(Expenses)	(281,842)	(2,551)	(356,587)	(4,176)

LOSS BEFORE TAXES	(3,522,993)	(424,558)	(7,225,780)	(659,458)
INCOME TAXES	--	--	--	--

NET LOSS	$(3,522,993)	$(424,558)	$(7,225,780)	$(659,458)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.10)	$(0.02)	$(0.21)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	36,645,531	26,475,141	34,755,448	23,351,434

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)	FROM INCEPTION (APRIL 12, 2005) TO SEPTEMBER 30, 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,225,780)	$(659,458)
Adjustments to reconcile net loss to net cash
flows provided (used) by operating activities:
Depreciation	92,343	4,387
Bad debt expense	364	--
Non-cash expenses for equity instruments issued for
compensation and services	3,484,177	--
Amortization of notes payable discounts	235,596	--
Changes in assets and liabilities:
Receivables	(619,312)	(677,672)
Inventory	187,662	--
Prepaid expenses	(173,699)	(1,520)
Deposits	5,949	(24,344)
Accounts payable	1,069,803	189,013
Accrued expenses	329,572	139,336
Royalties payable	(233,631)	385,219

Net cash used by operating activities	(2,846,956)	(645,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(90,413)	(169,838)
Payments for new product licenses	(1,500,000)	--

Net cash used by investing activities	(1,590,413)	(169,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock sales and exercise of stock options	2,178,686	1,231,593
Proceeds from stock subscriptions receivable	21,500	--
Proceeds from bank notes payable	386,039	52,401
Payments on related-party loan	--	(100,000)
Payments on bank notes payable	(558,548)	--
Proceeds from senior secured promissory notes	2,000,000	--
Proceeds from convertible secured note payable	400,000	--

Net cash provided by financing activities	4,427,677	1,183,994

Net increase(decrease) in cash	(9,692)	369,117
Cash, beginning of period	504,344	--

Cash, end of period	$494,652	$369,117

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$23,394	$5,023
NON-CASH INVESTING AND FINANCING
Assets purchased by acquisition/reorganization:
Receivables	$--	$69,015
Goodwill	--	92,316
Liabilities assumed by acquisition:
Accounts payable and accrued expenses	$--	$59,947
Related-party loan	--	100,000
Assets acquired with stock:
Inventory	$233,952	$--
Prepaid expenses	108,659	--
Intangibles	4,107,389	--
Warrants issued in connection with senior secured promissory notes	$1,840,969	$--
Accrued bonus paid with related-party convertible note	$232,000	$--

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
(F/K/A MULTI-LINK TELECOMMUNICATIONS, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)

1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION.

Auriga Laboratories, Inc., a Delaware corporation (the “Company”), is currently focused on delivering unique solutions for the respiratory, dermatology, psychiatry and gastroenterology markets. The Company’s product portfolio consists of its Extendryl®, Levall® and Aquoral™ product lines. The Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. Aquoral™, which will be launched in early 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or dry mouth.

The Company’s business strategy is to acquire valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs. The Company’s drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. In addition, the Company plans to become a fully-integrated pharmaceutical company by acquiring its own manufacturing and development capabilities.

These interim consolidated financial statements have been prepared from the records of the Company without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the six months ended September 30, 2006 and for the period from April 12, 2005 (“Inception”) to September 30, 2005, have been made. These interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from Inception to March 31, 2006 contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 18, 2006 (the “Merger 8-K”). The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.	REVERSE MERGER.

On May 17, 2006, Auriga Laboratories, Inc., a privately-held Delaware corporation (“Auriga”) completed a merger (the “Merger”) with Multi-Link Telecommunications, Inc., a “shell” company organized under the laws of the State of Colorado (“Multi-Link”). The Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), entered into on May 4, 2006, by and among Auriga, Multi-Link, and Multi-Link Acquisition, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Multi-Link (the “Subsidiary”). Pursuant to the terms of the Merger Agreement, the Subsidiary was merged with and into Auriga, with Auriga as the surviving entity. Auriga continued its business under the name of Auriga Laboratories, Inc. as a subsidiary of Multi-Link. All references to Multi-Link or the Company also refer to Auriga, unless the context indicates otherwise.

Pursuant to the terms of the Merger, Multi-Link acquired all of the outstanding shares of Common Stock of Auriga (“Auriga Common Stock”) in exchange for shares of Series A Convertible Preferred Stock, par value $0.01 per share of Multi-Link (“Preferred Stock”). At the closing of the Merger (the “Closing”), each outstanding share of Auriga Common Stock held by the stockholders of Auriga (the “Auriga Stockholders”) was converted into the right to receive approximately 0.06 shares of Preferred Stock, or a total of 1,000,042 shares of Preferred Stock, and each outstanding option and warrant to purchase shares of Auriga Common Stock was assumed by Multi-Link and converted into an option or warrant to purchase approximately 30.01 shares of Multi-Link Common Stock (“Common Stock”) for each one share convertible into Auriga Common Stock pursuant to such option or warrant (with the exercise price being adjusted accordingly).

Pursuant to the terms of the Preferred Stock, each share of Preferred Stock was convertible into approximately 494.96 shares of Common Stock. Accordingly, immediately following the closing, the Auriga Stockholders owned 1,000,042 shares of Preferred Stock (convertible into a total of 494,977,491 shares of Common Stock). The 37,215,913 shares of Common Stock outstanding prior to the Merger remained outstanding following the Merger. As of the closing, and assuming the conversion in full of the Preferred Stock, the Auriga Stockholders owned approximately 93% of the total outstanding shares of Common Stock (or 95%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger), and the remaining stockholders of Multi-Link owned approximately 7% of the total outstanding shares of Common Stock (or 5%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger).

Pursuant to the terms of the Preferred Stock, the Preferred Stock was subject to automatic conversion into shares of Common Stock (the “Mandatory Conversion”) upon the approval by a majority of the holders of Common Stock and Preferred Stock (voting together on an as-converted-to-common-stock basis) of a 1-for-15 reverse stock split of Common Stock (the “Reverse Split”).

On July 11, 2006, the Reverse Split was effectuated, resulting in the Mandatory Conversion. Immediately following the foregoing, Multi-Link was re-domiciled in the State of Delaware, its name was changed to “Auriga Laboratories, Inc.” and its authorized shares of Common Stock and Preferred Stock were changed to 250 million shares and 10 million shares, respectively. Unless the context indicates otherwise, all share and other information in this Quarterly Report on Form 10-QSB (this “Report”) has been restated to give effect to the Merger, the Reverse Split, the Mandatory Conversion, the change in the Company’s authorized shares and the Company’s re-domicile to the State of Delaware.

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

The foregoing transactions are more fully described in the Merger 8-K.

3.	GOING CONCERN.

Since Inception, the Company has incurred significant operating and net losses and has been unable to meet its cash flow needs with internally generated funds. The Company’s cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2006, the Company had cash and cash equivalents on hand of approximately $495,000, a negative working capital position of $1,883,826 and long-term debt commitments of $2,198,702. The present financial position of the Company raises substantial doubt about its ability to continue as a going concern. On a going forward basis, the Company’s primary business strategy is to continue to focus on its existing Extendryl® line of products, promote and sell the newly acquired Levall® product line and the Aquoral™ product line and continue to acquire proven brand name products. The Company has successfully raised capital during the current quarter in the form of the issuance of two promissory notes, the proceeds of which were used for payments related to new license rights and working capital. The total proceeds from these notes were $2 million as of September 30, 2006, with an additional amount of $250,000 received in October, 2006. The Company will need to continue to raise additional equity or debt financing to adequately fund its strategies and to satisfy its ongoing working capital requirements. If the Company is unable to obtain such financing in a timely manner, it could be forced to curtail or cease operations. Even if it is able to pursue these strategies, there can be no assurances that the Company will ever attain profitability.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and consolidated notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of these consolidated financial statements.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses, payables, accrued expenses, royalties payable and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current presentation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents.

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

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123R.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance has been recorded against deferred tax assets as management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Basic and Diluted Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of September 30, 2006 and September 30, 2005 as inclusion of the common stock equivalents would be anti-dilutive. A total of 21,336,958 and 1,105,507 shares of common stock were issuable upon exercise of outstanding options and warrants at September 30, 2006 and September 30, 2005, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the third quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 during the fourth quarter of fiscal year 2007. The Company’s management does not believe the adoption of SAB No. 108 will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2008. The Company’s management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

5.	ACCOUNTS RECEIVABLE.

Accounts receivable as of September 30, 2006 and March 31, 2006 were as follows:

	September 30, 2006	March 31, 2006
Accounts receivable	$1,393,903	$774,722
Less: allowance for doubtful accounts	233	--

Accounts receivable, net	$1,393,670	$774,722

Bad debt expense for the six months ended September 30, 2006 and for the period from Inception to September 30, 2005 was $364 and $0, respectively.

6.	INVENTORY.

Inventory as of September 30, 2006 and March 31, 2006 consisted of finished pharmaceutical products of $260,590 (net of reserves of $94,573) and $214,300, respectively.

7.	INTANGIBLE ASSETS.

On August 31, 2006, the Company entered into a license agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) in which it obtained an exclusive worldwide license for the Levall® product line. The total amount paid for the license rights was $1.5 million in cash and 2.5 million shares of restricted Company stock, which were paid at closing. The total amount paid was allocated in the amount of $5.6 million to the intangible asset and approximately $300,000 for inventory and samples received as part of the agreement. An additional $200,000 in consulting expenses related to this agreement is also included in the total amount of $5.6 million. Royalty fees will be paid beginning 45 days after the closing date, until the total royalties and closing payments equals $20 million, based on actual future product sales. For further information, please refer to “Note 16 – Commitments and Contingencies.”

The intangible asset recorded in connection with the purchase of the Levall® license rights will be amortized over a period of fifteen years and will be reviewed annually and more often as needed for impairment.

On September 6, 2006, the Company amended its license agreement with Cornerstone Biopharma, Ltd. (“Cornerstone”). The Company paid for this license amendment with 200,000 shares of Common Stock, which were valued at $1.95 per share at the time of issuance. For further information, please refer to “Note 16 – Commitments and Contingencies.”

On September 13, 2006, the Company entered into an exclusive U.S. distribution agreement with Laboratories Carilene S.A.S., a French corporation (“Carilene”), for a certain delivery device that will be marketed by the Company under the name Aquoral™. The cost of this distribution right is $1.5 million, paid over time periods beginning with the initial U.S. product launch. Initial costs of $200,000 were incurred in securing the rights to distribute this product. For further information, please refer to “Note 16 – Commitments and Contingencies.”

The intangible asset recorded in connection with the purchase of these distribution rights will be amortized over a period of fifteen years, beginning with the product launch, and will be reviewed annually and more often as needed for impairment.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of September 30, 2006:

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights/product lines	$ 5,997,389	$ (33,319)	$ 5,964,070	15 years
Supply/distribution agreements	1,700,000	--	1,700,000	15 years
Goodwill	92,316	--	92,316	--

Total	$ 7,789,705	$ (33,319)	$ 7,756,386	--

As of September 30, 2005, the intangible assets of the Company consisted of goodwill in the amount of $92,316.

For the three and six months ended September 30, 2006, amortization expense related to the intangible assets of the Company was $33,319 and $0, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

Fiscal year ended March 31	Amount
2007	$228,246
2008	513,156
2009	513,156
2010	513,156
2011	513,156

8.	NOTES PAYABLE.

Bank Notes Payable

On August 4, 2006, the Company terminated an asset-based line of credit (“Facility”) from Silicon Valley Bank (“SVB”) in the amount of $1,000,000. As of March 31, 2006, the Company owed $172,519 under the Facility. Advances under the Facility were subject to finance charges based on an interest rate of 1.5% to 2.00% over prime and a collateral handling fee with a minimum monthly charge of $2,500 per month.

Amounts advanced under the Facility were subject to automatic repayment if the loan covenants were no longer maintained by the Company. On August 4, 2006, all amounts due on the Facility were repaid and the Facility was terminated.

The Company has a short-term financing facility with Wells Fargo Bank, which, as of September 30, 2006 and March 31, 2006, had outstanding balances of $62,304 and $62,294, respectively.

Related-Party Loan

On December 15, 2005, the Company repurchased 1,500,000 shares of its common stock held by a resigning director and his affiliates. The purchase price was paid in the form of an unsecured subordinated promissory note (“the “Note”). The remaining loan principal is payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, the Company recorded imputed loan interest, “loan discount,” in order to realize a 7.5% effective interest rate. The remaining loan discount will be realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the Note. Interest is payable in arrears in cash by the Company and included with each annual principal installment.

Related-Party Senior Secured Convertible Note

On August 4, 2006, the Company issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. The Company’s Chief Executive Officer (“CEO”) is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000, (i) $400,000 represents funds advanced by SFP to the Company, and (ii) $232,000 represents an accrued bonus that was owed by the Company to its CEO. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note’s full repayment, into shares of Common Stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388. As of September 30, 2006, the outstanding balance under the SFP Note remains $632,000.

Related-Party Senior Secured Promissory Note

On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 for certain provisions that were effective as of August 29, 2006. The LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) December 15, 2006. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan (please refer to Note 13). As of September 30, 2006, the Company expensed $114,582 of this loan discount as interest expense. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note also requires the Company to make quarterly payments to LFC equal to 6% of the gross sales by the Company (less customary deductions) of the Levall® product line. For further information, please refer to “Note 16 – Commitments and Contingencies.”

The LFC Note is secured by a first-priority perfected security interest in all of the Company’s assets. The first priority security provided by the Company is on a pro-rata basis and pari passu to the senior secured note entered into by the Company and Aquoral Finance Corp. LLC (“AFC”) dated September 28, 2006 and is senior in right of payment to any and all of the Company’s other indebtedness. The Company can prepay all or any portion of the LFC Note at any time without premium or penalty.

As a condition to the foregoing transaction, the Company and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by the Company would be subordinated to amounts owed to LFC.

SFP is the managing member of LFC. The Company’s CEO contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company.

As of September 30, 2006, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $1,152,768.

Related-Party Senior Secured Promissory Note

On September 28, 2006, the Company issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note will be used to satisfy the Company's obligations under the distribution agreement with Carilene. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

The AFC Note is secured by a first-priority security interest in all of the Company’s assets and is senior in right of payment to any and all of the Company’s other indebtedness, except that the AFC Note is pari passu with the Company’s $1.5 million obligation to LFC.

As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of September 30, 2006, the Company had issued warrants to acquire up to 500,000 shares of Common Stock. In connection with these warrants, the Company recorded $573,619 as a loan discount that will be amortized over the life of the loan (please refer to Note 12). As of September 30, 2006, the Company had expensed $73,619 of this loan discount as interest expense.

SFP is the managing member of AFC. The Company’s CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.

As of September 30, 2006, the outstanding balance under the AFC Note was $500,000, which balance was offset by the loan discount for the same amount.

9.	ROYALTIES PAYABLE.

As part of the distribution agreement entered into with Carilene, the Company agreed to pay to Carilene royalty payments of $1.5 million. These payments are listed on the Company’s balance sheet as product licenses payable, current and long-term, in the amounts of $750,000 each, respectively. The terms of the agreement call for these payments to be made as follows:

•	$250,000 upon the commercial launch of the product in the U.S.;

•	$500,000 on or before the 90th day after the commercial launch; and

•	$750,000 upon the earlier of twelve months after the commercial launch of the product or at the time the Company achieves $5,000,000 in net sales of the Aquoral™ product line.

In order to maintain exclusive rights to the Aquoral™ product line, the Company must purchase specified minimum amounts of the product. The agreement also provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.

10.	CAPITAL STOCK.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2006, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. As of September 30, 2006, there were 40,413,777 shares of Common Stock issued and outstanding.

The holders of shares of Common Stock are entitled to one vote for each share.

Private Placement

In April 2006, the Company completed a private placement of Common Stock to accredited investors and received $2,734,444 in gross proceeds, less costs associated with this private placement of $289,550, of which $250,000 was paid to Sorrento Financial Group, LLC, an entity owned by the Company’s CEO, for its financial services in structuring this private placement. In connection with this private placement, the Company issued 2,957,636 shares of Common Stock.

In September 2006, the Company completed a private placement of Common Stock to accredited investors and received $1,090,000 in gross proceeds, less finders’ fees of $100,868. In connection with this private placement, the Company issued 1,090,000 shares of Common Stock and warrants to purchase 1,090,000 shares of Common Stock at an exercise price of $1.25 per share. Each warrant provides the holder with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant.

Reverse Merger Costs

In connection with the Merger on May 17, 2006, the Company incurred $683,089 in costs that were charged against Common Stock.

Treasury Stock

Pursuant to the terms of the Merger Agreement, the Company retired all shares of Common Stock held in treasury stock on May 17, 2006.

11.	EQUITY INCENTIVE PLAN.

In August 2006, the Board of Directors of the Company (the “Board”) approved the Company’s 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of Common Stock are available to be granted thereunder. Awards issued under this plan may be issued to employees, non-employee directors or consultants and advisors. Awards may be issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award is based upon the current fair market value of the Common Stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016.

For the three and six months ended as of September 30, 2006, the Company issued 1,095,125 shares of Common Stock under the 2006 Equity Incentive Plan, recorded $1,723,250 for compensation and professional service expenses and capitalized $400,000 for intangibles.

12.	STOCK OPTIONS.

2005 Stock Option Plan (“2005 Stock Plan”)

Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding option under the 2005 Stock Plan to purchase shares of pre-Merger Auriga Common Stock, which options were exercisable for approximately 30.01 shares of Common Stock, with the exercise price being adjusted accordingly.

During the six months ended September 30, 2006, stock options granted under the 2005 Stock Plan to purchase 410,188 shares of Common Stock were issued to participants. These options are exercisable any time at prices ranging from $0.50 to $0.93 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested. For the six months ended September 30, 2006, the average fair value of the outstanding options was $0.21 per share (estimated using the Black Scholes Option Pricing Model). The following assumptions were made to value the stock options: (i) risk-free interest rate between 4.55% and 4.60%; (ii) expected life of 10 years; and (iii) expected volatility of 39% with no dividends expected to be paid.

During the six months ended September 30, 2006, stock options issued under the 2005 Stock Plan to purchase 677,321 shares of Common Stock were forfeited as a result of employee terminations, and stock options to purchase 15,007 shares of Common Stock were exercised. As of September 30, 2006, cumulative stock options outstanding under the 2005 Stock Plan were 4,942,256, of which 158,823 were vested. As of September 30, 2005, cumulative stock options outstanding under the 2005 Stock Plan were 970,445, of which none were vested.

For the three and six months ended September 30, 2006, compensation expense associated with stock options that vested during the periods was $64,736 and $89,680, respectively.

2006 Stock Option Plan (“2006 Stock Plan”)

In July 2006, the stockholders of the Company approved the 2006 Stock Plan, pursuant to which 7,000,000 shares of the Company’s common stock are available to be granted thereunder. Options granted under the 2006 Stock Plan may be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Plan. Nonstatutory stock options may be granted to employees and consultants. Incentive stock options may be granted only to employees. The Board may at any time offer to repurchase for a payment in cash or shares of Common Stock an option previously granted under the 2006 Stock Plan based on such terms and conditions as the Board shall establish and communicate to the optionee at the time that such offer is made. The 2006 Stock Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Plan provided that the term of each option granted thereunder shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the Common Stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

During the six months ended September 30, 2006, stock options granted under the 2006 Stock Plan to purchase 1,911,230 shares of Common Stock were issued to participants. The options are exercisable any time at prices ranging from $1.48 to $2.55 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. For the six months ended September 30, 2006, the average fair value of the outstanding options was $1.26 per share (estimated using the Black Scholes Option Pricing Model). The following assumptions were made to value the stock options: (i) risk-free interest rate between 4.88% and 5.01%; (ii) expected life of 10 years; and (iii) expected volatility of 62% with no dividends expected to be paid.

As of September 30, 2006, cumulative stock options outstanding under the 2006 Stock Plan were 1,911,230, of which none were vested.

13.	COMMON STOCK WARRANTS.

Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding warrant to purchase shares of pre-Merger Auriga Common Stock, which warrants were exercisable for approximately 30.01 shares of Common Stock, with the exercise price being adjusted accordingly.

During the six months ended September 30, 2006, the Company issued warrants to acquire a total of up to 9,262,277 shares of Common Stock. As of September 30, 2006, warrants to purchase up to 14,483,471 shares of Common Stock were outstanding, and warrants to purchase 12,327,915 shares of Common Stock were vested.

For the three and six months ended September 30, 2006, compensation expense for services for warrants to purchase Common Stock using the Black Scholes Option Pricing Model was $614,528 and $1,671,248, respectively. Additionally, the Company recorded $1,840,969 in loan discount charges in connection with warrants granted to purchase 2,125,000 shares of Common Stock associated with the issuance by the Company of certain promissory notes (please refer to Note 8). The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.00% and 4.71%; (ii) expected lives of 10 years; and (iii) expected volatility of 39% and 62%.

14.	RELATED-PARTY TRANSACTIONS.

Pursuant to an employment agreement dated March 29, 2006, during the quarter ended September 30, 2006, and as a result of the Company becoming publicly-traded, the Company’s CEO earned a bonus of $250,000 and was granted immediate acceleration of his warrant to purchase 5,002,294 shares of Common Stock.

During the six months ended September 30, 2006, the Company paid royalties to Cornerstone associated with the amended and restated license agreement pursuant to which the Company was granted exclusive rights to market and sell the Extendryl® product line, in exchange for the payment to Cornerstone of a royalty fee (please refer to Note 16). The royalty expense for the three and six months ended September 30, 2006 amounted to 115,125 and $247,377, respectively. Cornerstone’s chief executive officer is a significant stockholder of the Company. For further information on other related-party transactions, please refer to “Note 8 – Notes Payable.”

15.	SIGNIFICANT CUSTOMERS (CONCENTRATIONS).

During the three months ended September 30, 2006, three customers accounted for a combined total of approximately 75% of gross sales of the Company. During the three months ended September 30, 2005, two customers accounted for a combined total of approximately 91% of gross sales of the Company. No other customer accounted for more than 10% of the Company’s sales during the respective quarters.

During the six months ended September 30, 2006, five customers accounted for a combined total of approximately 91% of gross sales of the Company. From Inception to September 30, 2005, two customers accounted for a combined total of approximately 91% of gross sales of the Company. No other customer accounted for more than 10% of the Company’s sales during the respective periods.

16.	COMMITMENTS AND CONTINGENCIES.

Cornerstone Sublicense Agreement

The Company was party to a license agreement (the “Prior License Agreement”) with Cornerstone dated as of May 24, 2005, as amended. Effective August 1, 2005, the Company paid Cornerstone a royalty of 30% on net sales of the Extendryl® product line up to $4,000,000, and a royalty of 8% on net sales in excess of $4,000,000. The annual maximum royalty was capped at $1,700,000.

This agreement was amended effective as of September 6, 2006, to provide for the following revised royalty payment schedule:

•	30% of net sales during the quarter ended September 30, 2006;

•	10% of net sales during the last quarter of 2006 and the first quarter of 2007;

•	8% of net sales during the second, third and fourth quarters of 2007;

•	7% of net sales during 2008; and

•	5% of net sales during 2009 and thereafter.

Athlon Pharmaceuticals, Inc. License Agreement

On August 19, 2006, the Company entered into entered into a license agreement with Athlon which set forth the terms upon which the Company would obtain an exclusive, worldwide license (the “License”) from Athlon for the Levall® product line (the “Products”), together with an exclusive license to all of Athlon’s intellectual property related to the Products and certain other tangible and intangible assets related to, or necessary for the continued development and marketing of, the Products. On August 31, 2006, the parties amended and restated the license agreement to permit the Company to make, have made, sell, offer to sell, have sold, market, promote, distribute, import and otherwise transfer the Products on an exclusive, worldwide basis.

The amount paid by the Company for the License consisted of the following:

•	$1,500,000 paid at the closing; and

•	2,500,000 shares of restricted Common Stock delivered to Athlon at the closing (the "2,500,000 Shares").

In addition, the Company is obligated to pay to Athlon royalties as follows:

•	50% of net sales of the Products up to $10,000,000 commencing 45 days after the closing date through the end of the first year following the closing date;

•	20% of net sales of the Products in excess of $10,000,000 commencing 45 days after the closing date through the end of the first year following the closing date;

•	35% of net sales of the Products for the second year following the closing date;

•	25% of net sales of the Products for the third year following the closing date;

•	8% of net sales of the Products for each year following the third year after the closing date until such time as the amounts paid by the Company (including the 2,500,000 Shares) total $20,000,000 (the “Royalty Payment Ceiling”); and

•	1% of net sales of the Products for each year after achievement by the Company of payments equaling the Royalty Payment Ceiling.

For purposes of calculating the value of the 2,500,000 Shares, the parties have agreed that the per share price shall equal the closing bid price of the Common Stock on the earlier of (i) the earliest date after a registration statement covering the resale of such shares is declared effective by the SEC, or the date at which the Company’s twenty (20)-day average daily trading volume of the Common Stock is equal to or greater than 15,000 shares per day, or (ii) the earliest date on which the 2,500,000 Shares can be sold under Rule 144(k), or the date at which the Company’s twenty (20)-day average daily trading volume of the Common Stock is equal to or greater than 15,000 shares per day.

The future amounts payable by the Company (i) are subject to reduction in the event that a proceeding commenced by the U.S. Food and Drug Administration against any Product impairs net sales and (ii) are subject to a 50% reduction, without a reduction of the Royalty Payment Ceiling, in the event that the thirty (30)-day average closing price of the Common Stock following the registration with the SEC of the 2,500,000 Shares is equal to or greater than $5.00 per share and the 30-day average daily trading volume of the Common Stock is equal to or greater than 75,000 shares per day.

Carilene Distribution Agreement

On September 13, 2006, the Company and Carilene entered into a distribution agreement that provides the Company with an exclusive license to market, sell, distribute, sublicense, exploit and market, Aquoral™, an oral artificial saliva product, throughout the United States. Carilene has agreed to supply the Company with all of its requirements for the product, and the Company has agreed to buy inventory exclusively from Carilene.

The amount paid by the Company for the distribution rights consisted of the following:

•	$250,000 payable upon commercial launch of the product in the U.S.;

•	$500,000 payable 90 days following commercial launch of the product; and

•	$750,000 payable in cash or Common Stock, as determined in the sole discretion of Carilene, upon the earlier of twelve months after the launch of the product or at the time that the Company generates total net sales of $5.0 million.

In addition, the Company is obligated for royalty payments of 5% of net sales by the Company of the Aquoral™ product line.

In order to maintain exclusive rights to the Aquoral™ product line, the Company must purchase specified minimum amounts of the product. The agreement provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.

17.	SUBSEQUENT EVENTS.

On October 18, 2006, the Company entered into a distribution agreement with River’s Edge Pharmaceuticals LLC (“River’s Edge”) that provides for River’s Edge to market and distribute authorized generic equivalents of the Company’s branded products, Extendryl® and Levall®. Beginning on January 1, 2007, the agreement provides that River’s Edge will receive a commission of 30% of the net sales of these products. River’s Edge will provide all distribution services for the authorized generic products and invoice customers directly, providing the Company with a monthly accounting of all sales.

On October 20, 2006, the Company and Pharmelle LLC (“Pharmelle”) entered into a co-promotion agreement in which Pharmelle was appointed the exclusive co-promotor and marketer of the Company’s Aquoral™ product line. Pharmelle will establish and maintain a sales force of at least 25 sales representatives and perform at least 9,000 visits to physicians who specialize in the treatment of xerostomia (dry mouth). This agreement expires on January 15, 2009 and is renewable for an additional two year term if the parties mutually consent to an extension.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

        Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related consolidated notes of Auriga Laboratories, Inc. (the “Company,” “we,” “us” or “our”) contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) and our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2006 (“May 18, 2006 Form 8-K”), which includes our audited financial statements and related notes for the period from April 12, 2005 (“Inception”) through March 31, 2006 (under the name of Multi-Link Telecommunications, Inc.).

OVERVIEW

        We are a specialty pharmaceutical company capitalizing on high-revenue markets and opportunities in the pharmaceutical industry through proactive sales, integrated marketing and advanced in-house drug development capabilities. Our high-growth business model combines acquisition of proven brand names, powerful product development strategies and rapidly-growing national sales teams and marketing operations.

        We are currently focused on delivering unique solutions for the respiratory, dermatology, psychiatry and gastroenterology markets. Our product portfolio consists of our Extendryl®, Levall® and Aquoral™ product lines. Our Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. Aquoral™, which will be launched in early 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or dry mouth. Xerostomia is a widespread condition affecting approximately 25 million Americans and represents a potential marketplace opportunity estimated to exceed $1 billion. Additionally, we expect to compete in the $5 billion dermatology marketplace with the introduction of five newly-branded prescription dermatology products in 2007. Lastly, our development pipeline targets the $3 billion GI anti-inflammatory market.

        An innovative, commission-only sales force structure allows us to retain a highly-motivated workforce at a minimal investment. By the summer of 2007, we expect to have a total of 200 sales representatives divided among three sales teams. Extendryl® and Levall® are currently promoted by our respiratory sales team targeting allergists, pediatricians and select primary care physicians with high prescription volume. We will promote Aquoral™ to psychiatrists and rheumatologists, while Pharmelle LLC, our co-marketing partner, will promote Aquoral™ to urologists. Our new dermatology products, which we intend to introduce in early 2007, will be promoted by a dedicated sales team targeting dermatologists with high prescription volume.

        Our business strategy is to acquire rights to valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs. Our drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. In addition, we plan to become a fully-integrated pharmaceutical company by acquiring our own manufacturing and development capabilities. Moving forward, we plan to acquire and/or in-license additional products and technologies to further grow revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Form 10-QSB and the audited financial statements as of and for the period from Inception to March 31, 2006 included in our May 18, 2006 Form 8-K.

        The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-QSB. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

        We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to our “Consolidated Notes to Consolidated Financial Statements” included herein and to our “Consolidated Notes to Consolidated Financial Statements” included in our May 18, 2006 Form 8-K.

REVENUE RECOGNITION

        We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of our products is recorded, net of allowances. According to the terms of our sales contracts, a customer may only return up to a specified maximum amount of product under certain conditions. We calculate sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold. We recognize royalty revenue when it is earned.

OPERATING EXPENSES

        We have segregated our recurring operating expenses among four categories: cost of goods sold, including royalties; sales, marketing and trade expenses; general and administrative expenses; and research and development. Cost of goods sold includes the direct costs associated with materials and supplies, royalties and distribution. Sales, marketing and trade expenses include salaries for sales and marketing staff, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. General and administrative expenses includes salaries and benefits for our executives, business development, human resources, finance, information technology staffing and general operating expenses. General operating expenses includes overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Research and development expenses includes research into development of proprietary patents, development of applications for rapid-dissolve technology, partnerships with third parties in developing proprietary drug delivery technologies and development of line extensions to our Extendryl® line. These expenses also include salaries and benefits, legal fees for patent reviews and scientific advisory board stipends attributable to such development activities.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND APRIL 12, 2005 THROUGH SEPTEMBER 30, 2005

        The following analysis and discussion pertains to our results of operations for the three months ended September 30, 2006, compared to our results of operations for the three months ended September 30, 2005, and our results of operations for the six months ended September 30, 2006, compared to our results of operations for the period from Inception through September 30, 2005.

        Net Revenue. Our net revenues for the three months ended September 30, 2006 increased $1,061,000, or 145%, to $1,791,000, as compared to $730,000 for the three months ended September 30, 2005. Our net revenues for the six months ended September 30, 2006 increased $1,547,000, or 206%, to $2,298,000 from $751,000 for the period from Inception through September 30, 2005. We began operations in April, 2005 and began actively selling and promoting the Extendryl ® line during the quarter ended September 30, 2005. Our revenues for the three month and six months ending September 30, 2006 include one month of sales from the recently acquired Levall® product line, which accounted for 45% of total revenue for the quarter ended September 30, 2006.

        Cost of Goods Sold. Cost of goods, which includes royalties, for the three and six months ended September 30, 2006 were $576,000 and $905,000, as compared to $517,000 for both the three months ended September 30, 2005 and from Inception through September 30, 2005. This increase in cost of goods sold was a result of the increase in our revenues for the three and six months ended September 30, 2006.

        Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the three months ended September 30, 2006 increased $776,000 to $928,000, as compared to $152,000 for the three months ended September 30, 2005. Sales, marketing and trade expenses for the six months ended September 30, 2006 increased $2,339,000 to $2,536,000, as compared to $197,000 for the period from Inception through September 30, 2005. We incurred only nominal salary expenses for a start-up sales staff for the period from Inception through September 30, 2005. The increase in sales, marketing and trade expenses in comparing the two periods was due primarily to the addition of sales representatives and significant increases in market research and overall sales and marketing activities, including advertising, sample distribution and promotion. Included in these expenses are $161,000 and $226,000 of non-cash equity instrument costs for the three and six months ended September 30, 2006. Salary and benefit expenses decreased from $782,000 for the quarter ended June 30, 2006 to $372,000 for the quarter ended September 30, 2006 as a result of a restructuring of the sales force in July that significantly decreased the number of salaried sales representatives and increased the deployment of independent commission sales representatives working on a straight commission basis. We plan for our sales force to grow to as many as 100 representatives in the future in order to fully support our newly acquired product lines and distribution rights, while maintaining a significantly reduced sales and marketing cost structure.

        General and Administrative Expense. General and administrative expenses increased $2.86 million to $3.13 million for the three months ended September 30, 2006, as compared to $247,000 for the three months ended September 30, 2005. General and administrative expenses increased $4.7 million to $5.06 million for the six months ended September 30, 2006, as compared to $360,000 for the period from Inception through September 30, 2005. Of the $3.13 million expense in the current quarter, $2.2 million of this, or 70.3%, was related to non-cash expenses in the form of stock warrants issued to our vendors for services rendered or to be rendered in the future and non-cash compensation expense associated with vested stock options. The balance was due primarily to increases in salary and benefit expenses for our executive, finance, information technology, human resources and administrative staff. These salary and benefit costs comprised $546,000, or 30.2%, of overall general and administrative costs for the six months ended September 30, 2006, exclusive of non-cash charges.

        Research and Development Expense. Research and development expenses increased $161,000, or 68%, to $397,000 for the three months ended September 30, 2006, as compared to $236,000 for the three months ended September 30, 2005. Research and development expenses increased $331,000, or 99%, to $664,000 for the six months ended September 30, 2006, as compared to $333,000 for the period from Inception through September 30, 2005. This increase was primarily due to staff additions and our increased investment in development projects. We expect expenses in this area to continue to increase in the future, as we develop new products designed to significantly increase our market share in our targeted market areas.

        Interest Expense. Interest expense increased $233,000 to $236,000 for the three months ended September 30, 2006, as compared to $3,400 for the three months ended September 30, 2005. Interest expense increased $276,000 to $281,000 for the six months ended September 30, 2006, as compared to $5,000 for the period from Inception through September 30, 2005. The interest expense is comprised of discount amortization of $188,000 on notes payable that began during the three months ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related party and the interest incurred in financing accounts receivables with our bank.

LIQUIDITY AND CAPITAL RESOURCES

        The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources.

        Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2006, we had cash and cash equivalents on hand of approximately $494,000, a negative working capital position of $1.9 million and long-term debt commitments of $2.2 million. Although we have taken actions to significantly reduce operating losses by reducing operating expenses and headcount, and have also reduced our royalty expenses as a result of a recent agreement with a licensee, we expect to continue to generate losses for the foreseeable future. Our present financial position raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Form 10-QSB do not include any adjustments that might result from the outcome of this uncertainty.

        On a going forward basis, our primary business strategy is to continue to focus on our existing Extendryl® line of products, promote our newly-acquired Levall® product line and develop the distribution rights for our Aquoral™ product line. We will need to secure additional equity or debt financing to adequately fund these strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to successfully execute these strategies, there can be no assurances that we will ever attain profitability.

        Our cash and cash equivalents were $494,000 on September 30, 2006, as compared to $504,000 at March 31, 2006. Net cash used by operating activities for the six months ended September 30, 2006 was $2.85 million. This use of cash was the result of a net loss of $7.2 million for the six months ended September 30, 2006 (adjusted for non-cash items), an increase in accounts receivable of $619,000, an increase in prepaid expenses of $174,000 and a decrease in royalties payable of $234,000. These uses of cash were partially offset by a decrease in inventory of $188,000, a decrease in deposits of $6,000, an increase in accounts payable of $1,070,000 and an increase in accrued expenses of $330,000.

        Our cash and cash equivalents were $369,000 on September 30, 2005. Net cash used by operating activities for the period from Inception through September 30, 2005 was $645,000. This use of cash was the result of a net loss for the period of $659,000, an increase in receivables of $678,000 and an increase in deposits and prepaids of $26,000. Partially offsetting the use of cash from operations was cash generated from an increase in accounts payable of $189,000, an increase in accrued expenses of $139,000 and an increase in royalties payable of 385,219.

        Net cash used in investing activities for the six months ended September 30, 2006 was $1,590,000. The uses of cash were for payments for product licenses of $1.5 million and property and equipment for $90,000. Net cash used in investing activities for the period from Inception through September 30, 2005 was $169,000, which was used to purchase property and equipment.

        Net cash provided by financing activities was $4.4 million for the six months ended September 30, 2006 resulting from net proceeds from a private stock placement offering to qualified investors of $2.2 million, proceeds from senior secured notes of $2 million, proceeds from convertible secured notes of $400,000, proceeds from bank notes payable of $386,000 and proceeds from stock subscription deposits and receivables of $21,500. We used $559,000 for payments of bank notes payable.

        Net cash provided by financing activities was $1,184,000 for the period from Inception through September 30, 2005. Cash provided was $1,232,000 from proceeds received from stock subscriptions as part of a private placement offering to qualified investors. An additional $52,000 in cash was provided by proceeds from bank notes, which was offset by the payment of $100,000 on a related-party loan.

        On August 4, 2006, we paid off all outstanding amounts due to Silicon Valley Bank and terminated the financing arrangement we had with them.

        On August 7, 2006, we executed an 8% senior secured convertible note (“convertible note”) with Sorrento Financial Partners, LLC (“SFP”), an entity owned by Philip S. Pesin, our chief executive officer (“CEO”). The principal sum of the convertible note is $632,000 and is due on May 15, 2007. We began paying interest on the aggregate unconverted and the then-outstanding principal amount of the convertible note monthly in arrears in September 2006.

        SFP is the managing member of Levall Finance Corp. LLC (“LFC”). Our CEO contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company.

        On August 29, 2006, we issued to LFC a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 for certain provisions that were effective as of August 29, 2006. The LFC Note is due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) December 15, 2006. In lieu of interest payments, we issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of our common stock at an exercise price of $1.92. The LFC Note is secured by a first-priority perfected security interest in all of our assets. The first priority security interest provided by us contains terms that are pro-rata to the senior secured note, dated September 28, 2006, issued by us to Aquoral Finance Corp. LLC (“AFC”) and is senior in right of payment to any and all of our other indebtedness. We can prepay all or any portion of the LFC Note at any time without premium or penalty.

        As a condition to the foregoing transaction, we and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by us would be subordinated to amounts owed to LFC.

        As of September 30, 2006, the outstanding balance under the LFC Note was $1,500,000 which was offset by the loan discount in the amount of $1,152,768.

        On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our recently acquired Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

        The AFC Note is secured by a first-priority security interest in all of our assets, and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note.

        As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we will issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of September 30, 2006, we have issued warrants to AFC to acquire up to 500,000 shares of common stock.

        SFP is the managing member of AFC. Our CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. Our remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.

        As of September 30, 2006, the outstanding balance under the AFC Note was $500,000, which was offset by a loan discount for the same amount.

RISK FACTORS

Risks Related To Our Business

        SOME OF OUR SPECIALTY PHARMACEUTICAL PRODUCTS ARE NOT THE SUBJECT OF FDA-APPROVED NEW DRUG APPLICATIONS.

        New drugs must be the subject of a Food and Drug Administration (“FDA”) approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) demonstrating safety and effectiveness before they may be marketed in the U.S. Some prescription and other drugs marketed by pharmaceutical companies have not been the subject of an FDA-approved marketing application because NDAs or ANDAs requiring demonstration of safety and effectiveness were not required at the time that these active ingredients were initially marketed. While the FDA reviewed classes of these products in the 1960s and 1970s as part of the Drug Efficacy Study Implementation (“DESI”) program, there are several types of drugs, including some cold and cough drugs, that the FDA has not yet evaluated and remain on the market without FDA approval.

        Our Extendryl® and our Levall® lines of products are marketed in the U.S. without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. FDA has adopted a risk-based enforcement policy concerning unapproved drugs. The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file a NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the U.S. While the FDA generally allows a one-year grace period, it is not statutorily required to do so. In addition, although we may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing. It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.

        WE ANTICIPATE THAT WE WILL NEED ADDITIONAL FUNDING IN THE FUTURE, AND IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, WE WOULD BE FORCED TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COMMERCIAL EFFORTS.

        Developing pharmaceutical products, seeking approvals for such products from regulatory authorities, establishing manufacturing capabilities and marketing developed products is costly. We anticipate that we will need to raise substantial additional capital in the future in order to execute our business plan and fund the development and commercialization of our specialty pharmaceutical product candidates. We have received a report from our independent registered public accounting firm on our consolidated financial statements for the fiscal quarter ended September 30, 2006, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

        We expect to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets (such as some of our specialty pharmaceutical products), or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

        OUR LICENSE, ACQUISITION AND DEVELOPMENT OF ADDITIONAL PRODUCTS MAY NOT BE SUCCESSFUL.

        As part of our growth strategy, we intend to license, acquire and develop additional products, product candidates or approved products. The success of this strategy depends upon our ability to identify, select and license or acquire pharmaceutical products that meet the criteria we have established. Any product or product candidate we acquire or license may require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All products or product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure that any products or approved products that we develop, acquire or license will be manufactured or produced economically, successfully commercialized, widely accepted in the marketplace or that we will be able to recover our significant expenditures in connection with the development, acquisition or license of such products. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of products, product candidates and approved products. We may not be able to acquire the rights to additional products, product candidates and approved products on terms that we find acceptable, or at all. In addition, if we acquire or license products or product candidates from third parties, we will be dependent on third parties to supply such products to us for sale. We could be materially adversely affected by the failure or inability of such suppliers to meet performance, reliability and quality standards.

        WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT FAIL TO ENHANCE STOCKHOLDER VALUE.

        From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value. We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, it may not be consummated on terms favorable to us. Further, such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

        THE REGULATORY STATUS OF SOME OF OUR PRODUCTS MAKES THESE PRODUCTS SUBJECT TO INCREASED COMPETITION AND OTHER RISKS.

        The regulatory status of our products may allow third parties to more easily introduce competitive products. Our Extendryl® and our Levall® lines of products are marketed in the U.S. without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. Our competitors also market drugs similar to our Extendryl® and our Levall® lines of products without an FDA-approved marketing application for the same reason. In addition, we do not hold rights in patents protecting our current Extendryl® and our Levall® lines of products, which may result in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and permitting sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the U.S. If the FDA changes such classification, we may have to reformulate certain of our products or submit safety and efficacy data on such products, which would be costly, or we may have to discontinue selling certain products if the FDA does not approve any marketing application for such products.

        In addition, the FDA considers certain products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of such products, we might be required to submit an NDA and/or cease marketing until the FDA grants approval to do so. The FDA could also, at any time, promulgate new regulations or policies to require the submission of an NDA for each of these products.

        IF WE FAIL TO OBTAIN FDA APPROVAL, WE MAY BE UNABLE TO COMMERCIALIZE OUR CURRENT OR FUTURE PRODUCT CANDIDATES.

        Development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance.

        There can be no assurance that the pharmaceutical products currently in development, or those products that we acquire or license, will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not result in delays caused by the FDA’s request for additional information or testing that could adversely affect the time to market and sale of our products. For our currently marketed products and our future products, failure to comply with applicable regulatory requirements may, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions.

        We expect that “505(b)(2)” applications, which rely in part on investigations not performed for or by the applicant and for which the applicant has not obtained a right of reference, and ANDAs, may be submitted for some of our specialty pharmaceutical products under development. There can be no assurance that any of our specialty pharmaceutical products will be suitable for, or approved under, such application procedures. Certain 505(b)(2) application procedures have been the subject of petitions filed by brand name manufacturers, which seek changes in the FDA’s approval process for such 505(b)(2) applications. These requested changes include, among other things, disallowance of the use by an applicant of a 505(b)(2) application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. We are unable to predict at this time whether the FDA will make any changes to its application procedures as a result of such petitions or the effect that such changes may have on us.

        Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize and generate revenue for such product.

        WE MAY NOT BE ABLE TO GAIN OR SUSTAIN MARKET ACCEPTANCE FOR OUR SERVICES AND PRODUCTS.

        Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we will successfully complete our development and introduction of new products or product enhancements or that any such products will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis.

        In addition, a material component of our revenue to date has been a result of our customers, which may include wholesalers/distributors, retail pharmacies and hospitals, accumulating inventory, which is subject to our standard return policy and those of our distributors. Some or even a material component of our revenue to date, and any revenues generated in the future, could be significantly and adversely impacted due to returns as a result of insufficient demand in the marketplace or product expiration dating. Such product returns and the resulting financial impact could have a material adverse effect on our financial condition and results of operations if such product returns exceed established reserves for anticipated product returns.

        OUR BUSINESS IS HEAVILY REGULATED BY GOVERNMENTAL AUTHORITIES, AND FAILURE TO COMPLY WITH SUCH REGULATION OR CHANGES IN SUCH REGULATIONS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

        Our business is regulated by many government authorities, including, among others, the FDA, the SEC, foreign regulatory authorities, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Environmental Protection Agency, the Department of Labor, state, local and foreign governments and the Internal Revenue Service. We may incur significant expenses to comply with regulations imposed by these authorities. Also, our future results of operations could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, product packaging companies and other supply and distribution chain partners are subject to inspection by the FDA and, in appropriate cases, the Drug Enforcement Administration and foreign regulators. If our third-party manufacturers and other supply and distribution chain partners do not comply with FDA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA do not relate to our products, our third-party manufacturers, product packaging companies and other supply and distribution chain partners may be delayed in manufacturing and in supplying our products to us in a timely manner until they address their compliance issues with the FDA.

        Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The subsequent discovery of previously unknown problems with the drug, including adverse effects of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

        Our U.S. manufacturing, labeling, storage and distribution activities are also subject to strict regulation and licensing by the FDA. Regulatory authorities require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our products or product candidates. Congress or the FDA, in specific situations, can modify the regulatory process. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

        The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

        Although we do not currently have sales of our products outside the U.S., we believe it would beneficial to develop a global presence for our products. Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the length of time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would impair our ability to generate revenue, increase our compliance costs and have a material adverse effect on our future business, financial condition and results of operations.

        Some of our products contain hydrocodone bitartrate as an active ingredient. Hydrocodone is a controlled substance and is subject to extensive regulation by the U.S. Drug Enforcement Agency (“DEA”) and internationally by the International Narcotics Control Board. These regulations apply to the manufacture, shipment, sale and use of products containing controlled substances. These regulations are also imposed on prescribing physicians and other third parties, and could make the storage, transport and use of such products relatively complicated and expensive. The DEA is also involved in the review of labeling, promotion and risk management plans with the FDA for certain controlled substances. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products.

        In addition, adverse publicity may result in rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on, these products, our product sales and ability to promote our products could be substantially affected. In addition, there can be no assurance that the DEA will not, in the future, seek to regulate other ingredients in our products as controlled substances.

        Several of our pharmaceutical products also contain pseudoephedrine. The DEA regulates pseudoephedrine, pursuant to the Controlled Substances Act and the Domestic Chemical Diversion Control Act of 1993, as a “listed chemical” because it can be used in the production of illicit drugs. Between the two groups, List I chemicals and List II chemicals, List I chemicals are more strictly regulated. Pseudoephedrine is a List I chemical. Persons or firms who manufacture, distribute, import or export listed chemicals in amounts above specified threshold levels, or chemical mixtures that contain listed chemicals above specified threshold amounts, must fulfill certain requirements regarding, among other things, registration, recordkeeping, reporting and security. Places where regulated persons or firms handle listed chemicals or chemical mixtures are subject to administrative inspections by the DEA. Failure to comply with relevant DEA regulations can result in civil penalties, refusal to renew necessary registrations or initiating proceedings to revoke such registrations. In certain circumstances, violations can lead to criminal prosecution. Pseudoephedrine is subject to tighter controls than most other listed chemicals that are lawfully marketed under the Federal Food, Drug, and Cosmetic Act. Recent regulatory actions at the state level may also affect future distribution, advertising and promotion of products containing pseudoephedrine.

        WE MAY NOT BE ABLE TO OBTAIN MARKETING APPROVAL FOR ANY OF THE PRODUCTS RESULTING FROM OUR DEVELOPMENT EFFORTS, AND FAILURE TO OBTAIN THESE APPROVALS COULD MATERIALLY HARM OUR BUSINESS.

        Successfully completing extensive clinical trials and demonstrating manufacturing capability is typically required to obtain FDA approval of a new drug. Clinical development is expensive, uncertain and lengthy, often taking a number of years for a NDA to be filed with and ultimately approved by the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

        We may need to address a number of challenges in order to successfully complete the development of our future products. For example, to obtain marketing approval for a new product candidate, we and our third-party manufacturers will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis. This requirement is referred to as process validation. If we or our third-party manufacturers are unable to satisfy this process validation requirement for a future product candidate, we will not receive approval to market such product.

        In addition, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging and distribution of future product candidates. Complying with such standards may be time-consuming and costly and could result in delays in our obtaining marketing approval for future product candidates, or possibly preclude us from obtaining such approval. Such a delay could also materially increase our commercialization costs.

        Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The FDA and other regulatory authorities may not approve any product that we develop. Even if we do obtain regulatory approval, such regulatory approval may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

        THE MARKET FOR PRODUCTS AND SERVICES IN THE PHARMACEUTICALS INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

        The market for products and services in the pharmaceuticals industry is highly competitive. Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

        THE COMMERCIALIZATION OF PRODUCTS UNDER DEVELOPMENT MAY NOT BE PROFITABLE.

        In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant development, sales, marketing and manufacturing expenses in connection with the commercialization of AU-015, our investigational alternate therapy for inflammatory bowel diseases, and our other product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

•	the costs and timing of developing a commercial-scale manufacturing facility or the costs of outsourcing our manufacturing of product candidates;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

        Even if we receive regulatory approval for our product candidates, including regulatory approval of a commercial-scale manufacturing facility if such a facility is necessary or desirable, we may not ever earn significant revenues from such product candidates. With respect to the products in our development pipeline that are being developed by or in close conjunction with third parties, our ability to generate revenues from such products will depend in large part on the efforts of such third parties. To the extent that we are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

        THE LOSS OF KEY EXECUTIVES AND FAILURE TO ATTRACT QUALIFIED MANAGEMENT COULD LIMIT OUR GROWTH AND NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

        We depend highly upon our senior management team. We will continue to depend on operations management personnel with pharmaceutical and scientific industry experience. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

        WE ARE DEPENDENT ON THIRD PARTIES FOR THE DEVELOPMENT OF SOME OF OUR PRODUCTS AND ON THIRD-PARTY CONTRACT MANUFACTURERS FOR THE SUPPLY OF ALL OF OUR PRODUCTS.

        We currently rely on third-party contract manufacturers to produce our currently marketed products and the product candidates in our pipeline. In addition, some of the products in our development pipeline are being developed by third parties. We are or will be substantially dependent on third parties in connection with our current and future products and product candidates.

        Our ability to commercialize the products that we develop with our partners and generate revenues from product sales depends on our partners’ ability to assist us in establishing the safety and efficacy of our product candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the products once commercialized. Our partners may elect to delay or terminate development of one or more product candidates, independently develop products that could compete with ours or fail to commit sufficient resources to the marketing and distribution of products developed through their strategic relationships with us. If our partners fail to perform as we expect, our potential for revenue from products developed through our strategic relationships could be dramatically reduced.

        The risks associated with our reliance on contract manufacturers include the following:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel and obtaining active ingredients for our products.

•	If we should need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•	Contract manufacturers are subject to ongoing periodic, unannounced inspections by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with Current Good Manufacturing Practices (“cGMP”) and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other U.S. requirements or similar regulatory requirements outside the U.S. Failure of contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products and product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Contract manufacturers may breach the manufacturing agreements that we or our development partners have entered into because of factors beyond our control, or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

        If we are not able to obtain adequate supplies of our current and future products, it will be more difficult for us to develop our product candidates and compete effectively. If we or any of our third-party development partners are unable to continue to access sufficient supply from our third-party contract manufacturers, we may not be able to find another suitable source of supply that meets our need to manufacture the Aquoral™ device or any of our other products. Dependence upon third parties for the manufacture of our product candidates may reduce our profit margins, if any, on the sale of our products, and may limit our ability to develop and deliver products on a timely and competitive basis, which could increase costs and delay our ability to generate revenue.

        OUR RESULTS OF OPERATIONS MAY BE AFFECTED BY FACTORS BEYOND OUR CONTROL, INCLUDING CHANGING MARKET PRICES AND/OR REQUIREMENTS FOR PHARMACEUTICALS.

        Our results of operations may be affected by changing resale prices or market requirements for pharmaceuticals, some of which are priced on a commodity basis. The sale price, and market demand for, these materials can be volatile due to numerous factors beyond our control, which may cause significant variability in its period-to-period results of operations.

        A number of factors, many of which are beyond our control, may cause variations in our results of operations, including:

•	demand and price for our products;

•	the timing of product sales;

•	unexpected delays in developing and introducing products;

•	unexpected delays in manufacturing our products;

•	increased expenses, whether related to marketing, product development, administration or otherwise;

•	insufficient demand in the marketplace causing our distributors to return product;

•	the mix of revenues derived from products;

•	the hiring, retention and utilization of personnel; and

•	general economic factors.

        IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR CURRENT OR FUTURE PRODUCTS, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE, IF ANY.

        The products we currently market, or products that we may develop or acquire in the future, could fail to gain market acceptance among physicians, health care payors, patients and the medical community. Physicians may elect not to recommend these drugs for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	lack of convenience or ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support.

        If our products fail to achieve market acceptance, we would not be able to generate significant revenue.

        WE MAY NOT OBTAIN ADEQUATE THIRD-PARTY REIMBURSEMENTS.

        Our ability to successfully commercialize our products under development or under consideration for acquisition or license is dependent in part on the extent to which appropriate levels of reimbursement for our products are obtained from government authorities, private health insurers, and managed care organizations such as health maintenance organizations (“HMOs”). We estimate that a significant portion of our cumulative revenues may be subject to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for our current products or our products under development or under consideration for acquisition or license. Such cost containment measures and potential legislative reform could affect our ability to sell our current products or our products under development or consideration for acquisition or license, and may have a material adverse effect on our business. Significant uncertainty exists about the reimbursement status of newly-approved pharmaceutical products. Although we have obtained approvals for reimbursement for the cost of our current products from many third-party payors, such approvals in the U.S. and in foreign countries may be discontinued for our current products or any of our products under development or under consideration for acquisition or license. The unavailability or inadequacy of third-party reimbursement for our current products, or our products under development or to be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on our business.

        There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

        Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for any approved products could have a material adverse effect on our financial condition and results of operations.

        RECENT FEDERAL LEGISLATION WILL INCREASE THE PRESSURE TO REDUCE PRICES OF PHARMACEUTICAL PRODUCTS PAID FOR BY MEDICARE, WHICH COULD ADVERSELY AFFECT OUR REVENUES, IF ANY.

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”) changes the way that Medicare will cover and pay for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and will eventually introduce a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

        WE ARE EXPOSED TO THE RISK OF LIABILITY CLAIMS, FOR WHICH WE MAY NOT HAVE ADEQUATE INSURANCE.

        Since we participate in the pharmaceutical industry, we may be subject to liability claims by employees, customers, end users and third parties. We intend to have proper insurance in place; however, there can be no assurance that any liability insurance we have or purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future. We intend to adopt or have adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs, if and when adopted, will fully protect us. Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

        Manufacturing, marketing, selling and testing our current products, and our products under development or to be acquired or licensed, entails a risk of product liability claims. We could be subject to product liability claims in the event that our products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources, and could damage our reputation and impair the marketability of our products. While we currently maintain liability insurance for product liability claims, we may not be able to maintain such insurance at a commercially reasonable cost. If a successful claim were made against us, and the amount of insurance was inadequate to cover the costs of defending against or paying such a claim or the damages payable by us, we would experience a material adverse effect on our business, financial condition and results of operations.

        OTHER COMPANIES MAY CLAIM THAT WE HAVE INFRINGED UPON THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS.

        We do not believe that our products or processes violate third-party intellectual property rights. Nevertheless, there is no guarantee that such rights are not being, and will not be, violated. If any of our products or processes are found to violate third-party intellectual property rights, we may be required to re-engineer or cause to be re-engineered one or more of those products or processes, or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful.

        In addition, future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the U.S. or overseas, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business.

        OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

        Our success depends, to a significant degree, upon the protection of our proprietary technology, and that of our licensors. Legal fees and other expenses necessary to obtain and maintain appropriate patent protection could be material. Insufficient funding may inhibit our ability to obtain and maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

        We have filed patent applications covering technologies pertaining to extended release formulations. We are aware that certain European and U.S. patents have been issued with claims covering products that contain certain extended release formulations. It may be argued that certain or all of our products under development may use a formulation covered by such European or U.S. patents. If that is shown to be the case, we would be prevented from making, using or selling such products unless we obtained a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid in Europe or invalid or unenforceable in the U.S. Our development of products that may be covered by such patents and our failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on our business.

        We also rely on trade secrets and contract law to protect certain of our proprietary technology. There can be no assurance that any such contract will not be breached, or that if breached, will have adequate remedies. Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

        There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain such required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or such collaborators.

        Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, any current or future patents owned and licensed by us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that (i) any of our future products or methods are not patentable, (ii) such products or methods infringe upon the patents of third parties, or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, we will be adversely affected. We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant money damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

        OUR FUTURE GROWTH WILL BE INHIBITED BY THE FAILURE TO IMPLEMENT NEW TECHNOLOGIES.

        Our future growth is partially tied to our ability to improve our knowledge and implementation of pharmaceutical technologies. Inability to successfully implement commercially viable pharmaceutical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

        WE ARE HIGHLY DEPENDENT ON OUR SINGLE SOURCES OF SUPPLY.

        Our products are currently sourced from single qualified suppliers or manufacturers. We have not established arrangements with alternative suppliers for these ingredients or from alternative manufacturers for the manufacture of our products. Any interruption of raw material supply, for any reason, in (i) any of the required ingredients for our products or (ii) the manufacture of such products, could have a material adverse effect on our ability to manufacture our products or to obtain or maintain regulatory approval of such products.

        WE OCCASIONALLY BECOME SUBJECT TO COMMERCIAL DISPUTES THAT COULD HARM OUR BUSINESS BY DISTRACTING OUR MANAGEMENT FROM THE OPERATION OF OUR BUSINESS, INCREASING OUR EXPENSES AND, IF WE DO NOT PREVAIL, SUBJECTING US TO POTENTIAL MONETARY DAMAGES AND OTHER REMEDIES.

        From time to time, we are engaged in disputes regarding our commercial transactions and operations. These disputes may result in monetary damages or other remedies that could adversely impact our financial condition. Even if we prevail in these disputes, they may distract our management from operating our business. If we do not prevail in such litigation matters, or if we are required to expend a significant amount of resources defending such claims, our results of operations and cash flows could be adversely impacted.

        TWO OF OUR CUSTOMERS GENERATE A LARGE PORTION OF OUR REVENUE, AND ANY REDUCTION, DELAY OR CANCELLATION OF ORDERS FROM THESE CUSTOMERS COULD REDUCE OUR REVENUES.

        For the quarterly period ended September 30, 2006, two of our customers, each a wholesale distributor, accounted for approximately ninety-one percent (91%) of our revenue. These same two customers accounted for approximately ninety-one percent (91%) of our revenue in the period from inception to September 30, 2006. Any reduction, delay or cancellation of orders from these customers could reduce our revenue.

        OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL FLEXIBILITY AND COULD IMPEDE OUR ABILITY TO OPERATE.

        As of September 30, 2006, our debt was approximately $4.8 million, including accrued but unpaid interest, current maturities of long-term debt and lines of credit, not including discount. Our debt includes the following:

•	On December 15, 2005, we issued an unsecured subordinated promissory note to a shareholder and a former director (“the “Note”). The remaining loan principal is payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the Note. Interest is payable in arrears in cash and is included with each annual principal installment.

•	On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note’s full repayment, into shares of Common Stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388. As of September 30, 2006, the outstanding balance under the SFP Note remains $632,000.

•	On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 for certain provisions that were effective as of August 29, 2006. The LFC Note is due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) December 15, 2006. The LFC Note is secured by a first-priority perfected security interest in all of our assets. The first priority security provided by us is on a pro-rata basis and pari passu to the senior secured note entered into by us and Aquoral Finance Corp. LLC (“AFC”) dated September 28, 2006 and is senior in right of payment to any and all of our other indebtedness. We can prepay all or any portion of the LFC Note at any time without premium or penalty.

•	On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring our consent. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note is secured by a first-priority security interest in all of our assets and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note is pari passu with our $1.5 million obligation to LFC. As of September 30, 2006, the outstanding balance under the AFC Note was $500,000.

        Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal and interest on our indebtedness;

•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all;

•	our cash flow may be insufficient to meet our required principal and interest payments; and

•	we may default on our obligations and our lenders may foreclose on their security interests that secure their loans.

        WE EXPECT TO EXPAND OUR DEVELOPMENT AND MARKETING CAPABILITIES AND, AS A RESULT, WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH, WHICH COULD DISRUPT OUR OPERATIONS.

        We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those product candidates that we elect to commercialize independently or together with a partner and the expansion of our sales force. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to effectively manage growth could delay the execution of our business plans or disrupt our operations.

        WE HAVE A LIMITED OPERATING HISTORY AND OUR FINANCIAL RESULTS ARE UNCERTAIN.

        We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

•	execute our business model;

•	create brand recognition;

•	manage growth in our operations;

•	create a customer base in a cost-effective manner;

•	retain customers;

•	access additional capital when required; and

•	attract and retain key personnel.

        There can be no assurance that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Risks Related To Our Common Stock

        OUR COMMON STOCK IS THINLY TRADED AND STOCKHOLDERS MAY NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT AT ALL, OR MAY ONLY BE ABLE TO LIQUIDATE THEIR INVESTMENT AT A PRICE LESS THAN OUR VALUE.

        Our common stock is very thinly traded, and the price if traded may not reflect our value. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate their investment, it may only be at a price that does not reflect the value of the business. Even if a more active market should develop, the price of our common stock may be highly volatile. Because the price for our common stock is low, many brokerage firms may not be willing to effect transactions. Even if an investor finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for loans.

        We do not qualify or meet the requirements for the listing and/or quotation of our common stock on the NASDAQ SmallCap or the American Stock Exchange. If we determine that we would like to pursue such listing and attempt to meet the listing standards, in order to achieve the minimum required price per share, we would have to effect a reverse stock split which could reduce the overall value of stockholders’ investment.

        OUR COMMON STOCK HAS NOT BEEN ACTIVELY TRADED ON A PUBLIC MARKET.

        For a number of years, our common stock has traded only on a limited basis. Therefore, it is not certain whether investor interest in our common stock will be sufficient to create or sustain an active public trading market. If an active public trading market for shares of our common stock does not develop, investors and the other recipients of our common stock may have limited liquidity and may be forced to hold their shares for an indefinite period of time.

        BECAUSE WE ARE SUBJECT TO THE PENNY STOCK RULES, SALE OF OUR COMMON STOCK BY INVESTORS MAY BE DIFFICULT.

        We are subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the purchaser with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the purchaser’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the purchaser orally or in writing prior to completing the transaction, and must be given to the purchaser in writing before or with the purchaser’s confirmation.

        In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our common stock. As long as our common stock is subject to the penny stock rules, the holders of our common stock may find it more difficult to sell their securities.

        OUR COMMON STOCK PRICES COULD DECREASE IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD UNDER RULE 144.

        A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 (the “Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of one percent (1.0%) of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. If a substantial number of shares of our common stock are sold under Rule 144 or other exemption, it could cause the price of our common stock to go down.

        OUR PRINCIPAL STOCKHOLDERS HAVE THE ABILITY TO EXERT SIGNIFICANT CONTROL IN MATTERS REQUIRING STOCKHOLDER VOTE AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

    Mr. Philip S. Pesin, our chairman and chief executive officer, owns approximately 38% of our outstanding common stock and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. In addition, because we are incorporated in Delaware, Delaware corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through such concentration of voting power, Mr. Pesin could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Mr. Pesin may be influenced by interests that conflict with those of other stockholders. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

        THE CONVERSION OF OUTSTANDING DERIVATIVE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.

        Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of September 30, 2006, we had options and warrants outstanding to purchase approximately 21,336,957 shares of our common stock at prices ranging from $0.4248 to $2.55 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such derivative securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

        WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

        We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any.

        WE HAVE THE RIGHT TO ISSUE ADDITIONAL COMMON STOCK AND PREFERRED STOCK WITHOUT THE CONSENT OF SHAREHOLDERS. THIS WOULD HAVE THE EFFECT OF DILUTING INVESTORS’ OWNERSHIP AND COULD DECREASE THE VALUE OF THEIR INVESTMENT.

        We have additional authorized but unissued shares of our common stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute stockholders’ percentage ownership of our company.

        In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. Our articles of incorporation have authorized issuance of up to 5,000,000 shares of preferred stock in the discretion of our board of directors, of which 1,200,000 shares have been designated as Series A convertible stock. The remaining 3,800,000 shares of authorized but undesignated preferred stock may be issued upon filing of amended articles of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

        IT IS POSSIBLE THAT THERE ARE CLAIMS OF WHICH WE ARE UNAWARE THAT MAY COME TO LIGHT IN THE FUTURE AND COST US CONSIDERABLE TIME, EFFORT AND EXPENSE TO RESOLVE.

        We were formed by virtue of a merger of a privately-held operational company with a non-operational publicly-traded company. While the publicly-traded company had not been operational for several years prior to the acquisition of Auriga Laboratories, Inc., the privately-held operational company, it is possible that a claim, whether colorable or not, may be asserted against us in the future with respect to matters arising prior to the merger. There can be no assurance that some person will not devise a claim and attempt to assert it against us in the hopes of obtaining some monetary benefit. Resolving such a claim, including by making a monetary payment, may cost us considerable time, effort and expense. Any of these may impair management’s implementation of our business plan with the consequence of a loss of opportunity.

        EVOLVING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the rules of various stock exchanges, are creating uncertainty for public companies. As a result of these new rules, we will incur additional costs associated with our public company reporting requirements. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, which could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

        We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

        We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be adversely affected.

Item 3.	Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic reports filed with the SEC.

        During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of May 19, 2006, by and between Multi-Link Telecommunications, Inc. and Multi-Link Merger Co. (1)

4.1	The Registrant’s 2006 Equity Incentive Plan. (2)

4.2	The Registrant’s 2006 Stock Option Plan. (2)

10.1	Employment Agreement, dated July 11, 2006, by and between the Registrant and Andrew Shales. (3)

10.2	Indemnification Agreement, dated July 11, 2006, by and between the Registrant and Andrew Shales. (3)

10.3	Non-Qualified Stock Option Notice and Agreement in favor of Andrew Shales, dated as of July 6, 2006. (3)

10.4	Form of Indemnification Agreement, by and between the Registrant and Brian P. Alleman. (4)

10.5	Warrant issued by the Registrant to Brian P. Alleman on July 6, 2006. (4)

10.6	Letter Agreement, dated July 26, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (5)

10.7	Senior Secured Convertible Note, dated as of August 4, 2006, issued by the Registrant in favor of Sorrento Financial Partners, LLC. (6)

10.8	License Agreement, dated as of August 19, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (7)

10.9	Amended and Restated License Agreement, dated as of August 19, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (8)

10.10	Senior Secured Promissory Note, dated as of August 29, 2006, issued by the Registrant in favor of Levall Finance Corp. LLC.

10.11	Amended and Restated License Agreement, dated as of September 6, 2006, by and between the Registrant and Cornerstone BioPharma, Ltd. (9)

10.12	The Registrant’s Form of Common Stock Purchase Warrant. (10)

10.13	License Agreement, dated as of September 13, 2006, by and between the Registrant and Laboratoires Carilène S.A.S.

10.14	Senior Secured Promissory Note, dated as of September 28, 2006, issued by the Registrant in favor of Aquoral Finance Corp. LLC, including form of common stock purchase warrant. (11)

10.15	Letter Agreement, dated as of September 28, 2006, by and between the Registrant and Levall Finance Corp. LLC amending that certain Senior Secured Promissory Note dated as of August 29, 2006.

10.16	Form of Indemnification Agreement, by and between the Registrant and Steve Glover. (12)

10.17	Common Stock Warrant granted by the Registrant to Steve Glover on September 22, 2006. (12)

31.1	Certification of Principal Executive Officer Pursuant toss.302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant toss.302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.ss.1350 andss.906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.ss.1350 andss.906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on June 6, 2006.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 25, 2006.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2006.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2006.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2006.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2006.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2006.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2006.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 29, 2006 and filed with the Securities and Exchange Commission on October 2, 2006.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated October 9, 2006 and filed with the Securities and Exchange Commission on October 19, 2006.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.
Date: November 13, 2006	By: /s/ Philip S. Pesin
Philip S. Pesin
Chief Executive Officer