Form 10KSB
period 2006-12-31
AURIGA LABORATORIES, INC.
filed 2007-03-30
CIK 1072313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☐	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended                     .

☑	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from April 1, 2006 to December 31, 2006.
Commission file number 000-26013

AURIGA LABORATORIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	84-1334687
(State of Incorporation)	(IRS Employer Identification No.)

2029 Century Park East, Suite 1130
Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)
(678) 282-1600
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

None	None
Securities registered under Section 12(g) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $0.01 per share	Over-The-Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s net revenues for its most recent nine month transitional period: $3,173,604.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 12, 2007, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $28,651,971 based on the closing price for shares of the Company’s common stock, as reported on the Over-the-Counter Bulletin Board for that date.
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of March 12, 2007, there were 42,053,759 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

AURIGA LABORATORIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the fiscal year ended December 31, 2006
 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:
•	our ability to identify, develop or obtain, and introduce new products;

•	our ability to successfully conduct clinical and preclinical trials for our new products;

•	increased competitive pressures from existing competitors and new entrants;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	our ability to obtain required regulatory approvals to develop and market our product candidates;

•	our ability to execute our development plan on time and on budget;

•	fluctuations in general economic conditions;

•	the loss of customers or sales weakness;

•	our inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	the risk of product liability claims.
Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-KSB (this “Form 10-KSB”). Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.
We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please refer to the section entitled “Description of Business—Risk Factors.”
 ii

PART I
Item 1. Description of Business.
Overview
We are a specialty pharmaceutical company building an industry-changing commission-based sales model. Our high-growth business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance our growing direct relationships with physicians nationwide.
We are focused on delivering unique solutions for the respiratory, dermatology and psychiatry markets. Our product portfolio consists of our Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines. Our Aquoral™ product line, which we launched in February 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or the condition of dry mouth. Xerostomia is a widespread condition that we believe affects approximately 25 million Americans and represents a potential marketplace opportunity that we estimate to exceed $1 billion. Our Zinx™ products are indicated for relief of symptoms associated with the common cold and allergies. Our Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. Additionally, we expect to compete in the $5 billion dermatology marketplace with the introduction of seven newly-branded prescription dermatology products in 2007 using the trade names Akurza™ and Xyralid™.
An innovative, commission-only sales force structure allows us to retain a highly-motivated workforce at a minimal investment. By the end of 2007, we expect to have a total of 275 sales representatives. Our Extendryl®, Levall®, Zinx™ and Aquoral™ product lines are currently promoted by our 200-person sales team targeting allergists, pediatricians, psychiatrists, rheumatologists and select primary care physicians with high prescription volume, while Pharmelle LLC (“Pharmelle”), our co-marketing partner, will promote Aquoral™ to urologists and obstretical and gynecological specialists. Our new dermatology products, which we intend to introduce by mid-2007, will be promoted by our sales team targeting dermatologists with high prescription volume.
Our business strategy has two prongs: (1) acquire rights to valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs; and (2) introduce new brands and capture market share. Our drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. Moving forward, we plan to acquire and/or in-license additional products and technologies to further grow revenues.
On December 28, 2006, our Board of Directors (“Board”) adopted a resolution amending our bylaws for the purpose of changing our fiscal year. The amendment serves to change our fiscal year end from March 31 to December 31, effective December 31, 2006. This Form 10-KSB is a transition report and includes information for the transitional nine month period April 1, 2006 to December 31, 2006.
The Auriga Strategy
We believe that our ability to market, license, acquire and develop brand name prescription products uniquely positions us to continue to grow. The key elements of our strategy include:
•	Focusing on low-risk product opportunities that can reach the market within a relatively short time frame in order to establish focused therapeutic divisions. In general, we seek pharmaceutical products that are already approved, or already on the market, have an established market presence and reputation in the medical community, but may no longer have patent protection or are no longer being actively promoted by their marketers. We seek to combine such drugs with patented reformulation and/or drug delivery or other technologies in an effort to produce unique product profiles with distinct market and/or clinical advantages over others. These proprietary and potentially patented products can then be re-introduced to the market by leveraging the existing brand equity and patient base of the original product and the new formulation and/or drug delivery technologies which we have introduced. Our Extendryl® and Levall® product lines are examples of this strategy.

•	Seeking in-license opportunities and co-promotion partnerships. We anticipate that product additions may fund expansion of therapeutically-focused sales divisions and development of pipeline products, and provide opportunities for us to co-promote with other products. The co-promotion agreement we entered into with Pharmelle whereby Pharmelle will target sales of our Aquoral™ products to obstetrical, gynecological and urological specialists, segments that we have not traditionally targeted, is an example of this strategy.

•	Focusing on low-risk and medium-term opportunities that can reach the market within 48 months. Products in this category of interest have been previously approved, but may be able to be introduced to the market by making changes in the delivery route or dosing schedule of the drug. By utilizing the regulatory approval pathway authorized by Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act (“505(b)(2)”), which is administered by the U.S. Food and Drug Administration (“FDA”), we intend to introduce well-known products, file new drug applications (“NDAs”) under 505(b)(2), and if such NDAs are ultimately approved by the FDA, benefit from the renewed market exclusivity for such products. Our partnership with River’s Edge, whereby we expect River’s Edge will provide five dermatology pharmaceutical formulations to us for commercial introduction and application with the FDA under 505(b)(2) for such formulations in fiscal 2007, is an example of this strategy.

•	Developing a proprietary patent portfolio to protect therapeutic categories we desire to enter. We are aggressively working with our regulatory and intellectual property attorneys in an effort to file and secure patent claims in the United States covering product inventions and innovations that we believe are valuable. These patents, if issued and ultimately found to be valid, may enable us to create a barrier to entry for competitors in the United States market (in addition to regulatory exclusivity provided by FDA approval).

•	Identifying and developing new products utilizing known chemical entities combined with proprietary delivery technologies for use in new disease areas/indications for that chemical entity. By identifying high value markets with unmet or under-met needs and developing products to serve those needs, we may yield significant franchise value through product introduction with both regulatory and intellectual property exclusivity in the market. As an example of this strategy, we are working on altering fluticasone, a highly effective topical steroid traditionally used in the asthmatic and dermatological fields, to allow for delivery of fluticasone to the colon and lower intestine for use in treating Crohn’s disease.
Specialty Pharmaceutical Products
Most of our products treat recurring or chronic conditions or disorders which result in repeat use over an extended period of time. Our specialty pharmaceutical products include:
AquoralTM
Our AquoralTM product is an FDA-cleared, patent-pending, prescription-only, integrated mouth spray device designed to treat xerostomia, or dry mouth syndrome. Aquoral TM has never been marketed in the United States. We launched the Aquoral TM product in February 2007 and have developed a launch plan that includes:
•	hiring a total of 200 commissioned field sales professionals by March 2007 to promote this and our other products;

•	training our sales professionals;

•	partnering strategically with companies outside of our current expertise; and

•	developing marketing plans.

Our AquoralTM product addresses the common condition known as xerostomia, or dryness of the mouth from salivary gland dysfunction due to aging, disease and drug reaction. Xerostomia can often be severe and painful and is estimated to affect between 10 and 24 percent of the adult population and up to as much as 46 percent of elderly people. Deficiency of saliva production is associated with a number of diseases, including diabetes, hypertension, rheumatic diseases and Sjögren’s syndrome and can be caused by surgery to the mouth and cancer or radiotherapy to the mouth. In addition, xerostomia is a side effect of many common medications, including those taken for depression, high blood pressure, allergy and cancer. A combination of drugs (“polypharmacy”) may cause xerostomia to become worse. Dry mouth causes quality of life problems such as difficulties in speaking and swallowing. In addition, a long-term saliva deficiency can also cause oral health problems such as accelerated tooth decay and oral infections. The main branded prescription drug competitors of AquoralTM are Salagen®, Caphosol®, NumoisynTM and Evoxac®.
The AquoralTM product, known in France under the brand name Aequasyal®, was developed by Laboratoires Carilène S.A.S., of Montesson, France (“Carilène”). We obtained the exclusive United States rights to AquoralTM by entering into a licensing and supply agreement with Carilène on September 13, 2006 (the “AquoralTM License”). The AquoralTM License gives us the exclusive right to sell, market, distribute, sublicense and exploit the AquoralTM in the United States and its territories in consideration of a running royalty obligation based on our net sales of the product line. The AquoralTM product is manufactured by Carilène’s manufacturer, Laboratoires Chemineau S.A.S., of Vouvray, France. Currently the AquoralTM brand consists of one product: an FDA-approved, patent-pending prescription integrated mouth spray device. The AquoralTM product is covered by a patent application filed with the U.S. Patent and Trademark Office in December 2003. For a more detailed description of our agreement with Carilène, please refer to the section entitled “—Third Party Agreements.”
We intend to market the AquoralTM product through our commission-based sales force primarily to psychiatrists, rheumatologists and general practitioners. In addition, on October 20, 2006, we entered into a co-promotion agreement with Pharmelle. The Pharmelle co-promotion agreement provides for the exclusive appointment of Pharmelle in the United States as the co-promoter and marketer of the AquoralTM product to doctors who treat conditions of the urogenital systems (urologists focusing on obstetrical, gynecological and urological conditions). Pharmelle will address this segment through its highly specialized sales force of approximately thirty-five sales representatives. The Pharmelle co-promotion agreement expires on January 15, 2009 and will be renewed for an additional two (2) year term should the parties mutually consent or if net sales for the AquoralTM product exceed a stated threshold during the initial term. For a more detailed description of our agreement with Pharmelle, please refer to the section entitled “—Third Party Agreements.”
Zinx™
On December 1, 2006, we obtained an exclusive license relating to the treatment of the common cold with a patented formula of zinc acetate (“Zinc Product”) from George Andrew Eby III, in consideration of a running royalty obligation based on our net sales of the Zinc Product. We intend to introduce the Zinc Product during 2007 in prescription and over-the-counter combinations under the tradename Zinx™. As a stand-alone product, Zinx™ is an over-the-counter, or “self-medication,” homeopathic zinc lozenge based on a patented zinc acetate formulation. The four-gram peppermint flavored Zinx™ lozenge releases 14.0 mg zinc ions. It is targeted at the cough and cold market category and is generally indicated for prevention of and relief of the common cold. The market for our zinc product line is the same as that which is targeted by our Extendryl® and Levall® product lines.
To our knowledge, the Zinx™ over-the-counter formulation is the only formulation ever demonstrated in common cold research to dramatically reduce the duration and severity of common cold symptoms in two independent, double-blind, placebo-controlled clinical trials published in peer reviewed medical journals. The clinical study, published in the Annals of Internal Medicine in 2000, involved 48 participants (25 in the Zinc group and 23 in the placebo group). Compared with the placebo group, the zinc acetate group had shorter mean overall duration of cold symptoms (4.5 vs. 8.1 days), along with reductions in cough and nasal discharge and decreased total severity scores for all symptoms. We believe Zinx™ is unique in the cough and cold market category due to the claims that we are able to make regarding its ability to reduce the duration and severity of common cold symptoms, especially coughing. Zinx™ is manufactured by a third party. For a more detailed description of our agreement with Mr. Eby, please refer to the section entitled “—Third Party Agreements.”

Extendryl®
Our Extendryl® line of products are prescription-only drugs that are generally indicated for treatment and relief of cough, cold and allergy symptoms. That market, which is estimated at more than $3.5 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year.
Our Extendryl® product line currently consists of eight products: Extendryl® HC, Extendryl® SR, Extendryl® JR, Extendryl® PSE, Extendryl® DM, Extendryl® Chews, Extendryl® G and Extendryl® Syrup. Our Extendryl® product line offers different combinations of antihistamines, expectorants, decongestants, anticholinergics and anti-tussives that are designed to provide symptomatic relief for several patient types in the acute respiratory disease area.
We obtained our rights to the Extendryl® product line through an exclusive license with Cornerstone Biopharma Ltd. (“Cornerstone”) on May 24, 2005, which was amended on September 6, 2006 (the “Extendryl® License”). The Extendryl® License gives us the exclusive worldwide right to use the Extendryl® trademark, and the goodwill associated therewith, in connection with the sale, marketing and promotion of the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. The Extendryl® product line is manufactured by each of Fleming and Company Pharmaceuticals, Provident Pharmaceuticals, LLC, and Sovereign Pharmaceutical, Inc. We market our Extendryl® product line through our commission-based sales force primarily to primary-care physicians, pediatricians and allergists. The main branded competitors of Extendryl® are Tussionex®, Ah-Chew®, Dallergy® and Rescon™. For a more detailed description of our agreement with Cornerstone, please refer to the section entitled “—Third Party Agreements.”
Levall®
Our Levall® product line consists of prescription-only drugs that are generally indicated for treatment and relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The market for our Levall® product line is the same as that which is targeted by our Extendryl® product line.
Our Levall® product line currently consists of four products: Levall® 12, Levall® Liquid, Levall® 5.0 and Levall® G. Our Levall® product line offers different combinations of antihistamines, expectorants, decongestants and anti-tussives that are designed to provide symptomatic relief for several patient types with respiratory infections.
We obtained our rights to the Levall® product line by entering into an exclusive license with Athlon Pharmaceuticals, Inc. (“Athlon”) on August 19, 2006 (the “Levall® License”). The Levall® License gives us the exclusive right to make, sell, market, distribute and otherwise transfer, dispose, provide and place the Levall® product line in consideration of a running royalty obligation based on our net sales of the Levall® product line. Our Levall® products are currently manufactured by Great Southern Labs. We market our Levall® product line through our commission-based sales force primarily to primary-care physicians and pediatricians. The main branded competitors of Levall® are Tussionex®, Dynex® and Entex®. For a more detailed description of our agreement with Athlon, please refer to the section entitled “—Third Party Agreements.”

Product Line Extensions
In an effort to more efficiently manage the life-cycle of our products, we regularly consider whether to develop line extensions to the products we market. Product line extensions are a key element of our overall product strategy. Both our Extendryl® and Levall® family of products are candidates for line extensions.
In addition, we are working on applying an internally developed (and patent-pending) delivery technology that combines rapid dissolve and extended release (“ER/RD”) qualities for certain of our pharmaceutical products. While both of these delivery methods are prevalent in the pharmaceutical market, utilization of both in the same product is reasonably unique. We plan on developing an ER/RD form of our Extendryl® JR product. This product is used to treat pediatric cough/cold symptoms and is synergistic with our respiratory franchise growth plan. Formulation development of this ER/RD application is ongoing, patent applications for the technology have been filed in the United States and commercial launch is currently planned for fall 2007.
Dermatology Products
We are currently partnering with River’s Edge and select contract manufacturers on the development of five dermatology products. On October 18, 2006, we entered into a distribution agreement with River’s Edge that, among other things, provides for River’s Edge to develop for us five single-source dermatology pharmaceutical formulations in consideration of a running royalty obligation based on our net sales of the dermatology products and of any authorized generic equivalents (the “River’s Edge Agreement”). Under the terms of the River’s Edge Agreement, we agreed to employ at least thirty field representatives for sales and presales of the dermatology products by March 15, 2007, petition for certain meetings with the FDA by June 30, 2007, and file with the FDA a 505(b)(2) NDA with respect to the dermatological products by January 1, 2008. Commercial launch of the dermatology products is currently planned for the first half of 2007. For a more detailed description of our agreement with River’s Edge, please refer to the section entitled “—Third Party Agreements.”
Development Projects
One of the core elements of our overall strategy is to maximize the value of our pharmaceutical products by developing or licensing new patentable formulations, using new delivery methods, techniques and technologies and/or seeking regulatory approval for previously unapproved drugs or indications. Through the use of these distinct formulations and patent-protected delivery systems, whether developed internally or through partnerships with third parties, we plan to create a marketing advantage over competing drug formulations. Some of these development projects include line extensions which allow us to extend the life cycles of our products.
To minimize the costs associated with the development of pharmaceuticals and pharmaceutical-related technologies, we generally seek to contract with third party partners to formulate and develop new technologies and approaches, as well as to manufacture formulations on our behalf. We select partners that we believe have the capability to commercially manufacture the products or those that have strategic alliances to provide commercial services. By selecting qualified third parties capable of both developing formulations and providing full-scale manufacturing services, we believe we will be able to shorten development and scale-up times necessary for production. We believe that the key advantage to this approach is that the third-party contractor will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of our products.
Through partnerships with third parties, we have access to several proprietary drug delivery technologies. Among these technologies are a buccal/linqual absorption technology, which provides for absorption by the lining cells in the oral cavity. Access to such technologies comes from our experience, knowledge base and networks in the drug delivery field. In general, our strategy will be to license technologies from specialty drug delivery companies for specific product applications and to leverage the experience of such companies for our product development. We anticipate that the initial products in our development pipeline will use technologies that have regulatory approvals and well-established histories in the market. In some cases, we believe that we have unique access to certain technologies as a result of our initial involvement in their development. Our intellectual property strategy attempts to ensure that new products are protected by composition of matter, use and process patents while providing freedom to operate in the marketplace.

Our product development strategy is to make improvements to drugs that have already been approved and thereby significantly reduce overall development risk. Filings for regulatory approval will use the 505(b)(2) NDA pathway that allows use of historical data on drug efficacy and safety, thus reducing the overall development time. We plan to further manage development risk through a tiered approach that initially launches product line extensions of existing brands followed by new products that apply new delivery approaches to approved drugs. In addition, we anticipate that new products that address novel clinical indications for approved drugs can be developed.
Over time, we plan on building therapeutically-focused product franchises in the areas of respiratory diseases, dermatology and psychiatry. The conceptual framework for this strategy is to initially acquire or license a mature product for each therapeutic area with brand equity that is no longer the primary focus of its originator. We have already accomplished this in the respiratory space with our Extendryl® and Levall® product lines and the Aquoral™ product, but we anticipate acquiring, licensing and/or developing products in the psychiatric area, as well. These opportunities will then provide the impetus for further expansion of our sales force, allowing for additional promotional reach and geographic scope. Simultaneously, our development team, through collaboration with our commercial team, plan to identify and develop new products as well as enhance existing products with proprietary technologies in order to introduce additional products for each therapeutic division. In addition, we intend to file for regulatory approval for these newly developed products (and enhanced existing products) in order to achieve both regulatory and intellectual property exclusivity in the market.
Ultimately, as these therapeutic divisions expand and mature in the marketplace, we plan to realize synergies between divisions and expect to be able to “cross-promote” each division’s products in an effort to enhance product launches, intensify promotion during seasonal peaks and react to competitive threats, among other things.
Sales and Marketing Strategy
We have executed the first stage of our commercialization strategy by licensing the established prescription products lines sold under the brand names Extendryl® and Levall® and deploying a focused sales force tasked with influencing the prescribing habits of physicians through promotion and building relationships with high prescribing targets. Our sales force seeks to develop close relationships with these physicians and respond to their needs and their patients’ needs. In June 2006, we changed our sales team model from mainly salaried sales representatives to a highly entrepreneurial, commission-based team. At that time, we reduced our salaried sales representatives from 36 members to nine. Since July 2006, we have expanded our sales and marketing force from nine to approximately 200 associates nationwide (with an expected sales force of approximately 275 associates by the end of 2007). In essence, our sales and marketing strategy can be described as a “high compression” promotional effort. Our sales and marketing team will attempt to identify those physician offices that offer the highest potential return for promotional effort; these targeted physicians will then receive promotion in the form of:
•	frequent personal sales calls from our sales representatives;

•	drug samples;

•	promotional and clinical materials designed to support clinical rationale for use of our products;

•	peer-to-peer educational conferences/meetings; and

•	journal advertising.

The key to this strategy will be to focus on only the most productive prescribers who respond to our promotional efforts. Our sales analytics team will track prescribing response to promotional activities, which should result in a continuous adjustment of targeting and concentration of promotional activities. Our team will also endeavor to ensure that sufficient product stock is established and maintained within both wholesale and retail distribution outlets so any demand created by the sales force can be met with adequate supply in the market.
In addition to direct placement with physicians, we sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the nine month transition period ended December 31, 2006, four customers accounted for a combined total of approximately 84% of our gross sales. No other customer accounted for more than 10% of our sales during that same period. The following wholesalers each accounted for 10% or more of all of our sales during that period: McKesson Corporation (approximately 28%), Cardinal Health, Inc. (approximately 33%), and Amerisource Bergen Corporation (approximately 11%).
As we attempt to build a broader product portfolio for our sales team, our executive team intends to simultaneously develop and seek product opportunities in the psychiatry and dermatology areas in order to expand the number of products our sales team can promote. As we move into additional therapeutic areas, we will execute the same organizational structure evolution process and sales and marketing plan for each subsequent therapeutic division.
Research and Development
We spent approximately $1,006,219 for the nine month transition period ended December 31, 2006 on research and development activities. This work relates primarily to the research and development of our strategic formulations and line extensions for the Extendryl® and Levall® product lines.
Seasonality
Sales of our Extendryl® and Levall® branded cough and cold products increase between October and March, as this period represents the primary cold and flu season. We expect the impact of seasonality to continue to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales of certain existing products for the foreseeable future. Sales of our cough and cold products for the nine month transition period ended December 31, 2006 accounted for 100% of our total sales.
Third-Party Agreements
Pharmelle Co-Promotion Agreement
On October 20, 2006, we entered into a Co-Promotion Agreement with Pharmelle (the “Pharmelle Agreement”). The Pharmelle Agreement provides for the exclusive appointment of Pharmelle in the United States as the co-promoter and marketer of our AquoralTM xerostomia (dry mouth) product. AquoralTM will be marketed by Pharmelle and its sales force to doctors who treat conditions of the urogenital systems.
The Pharmelle Agreement also provides that: (i) Pharmelle will establish and maintain a sales force of not less than twenty-five sales representatives, and that Pharmelle will perform not less than 9,000 visits to doctors who treat conditions of the urogenital systems each quarterly period; (ii) Pharmelle will be responsible for promotion of AquoralTM in accordance with a marketing plan developed at its cost, which plan shall be subject to approval by us; (iii) we will be responsible for accepting orders, invoicing customers and collecting receivables resulting from sales of AquoralTM, as well as the development of training materials with respect to AquoralTM, which we will deliver to Pharmelle; and (iv) the parties will at all times comply with any and all laws, rules, regulations and/or professional requirements applicable to the sale, marketing, manufacture and shipment of pharmaceutical products generally and AquoralTM specifically. For its promotion and marketing services, the Pharmelle Agreement provides that Pharmelle will receive, for each quarter occurring while the Pharmelle Agreement is in effect, a percentage of net sales made during such quarterly period. Pharmelle will also receive tail payments at incrementally reduced percentages of net sales made in specified periods following the expiration or termination of the Pharmelle Agreement.

The Pharmelle Agreement expires on January 15, 2009, and will be renewed for an additional two year term should the parties mutually consent or if net sales for AquoralTM exceed a stated threshold during the initial term. We may suspend or terminate sale of AquoralTM if the FDA takes any action to prohibit or restrict the manufacture or sale of AquoralTM. We may also terminate the manufacture, use and/or sale of AquoralTM, within our sole discretion, upon six months prior written notice to Pharmelle.
River’s Edge Distribution Agreement
On October 18, 2006, we entered into a distribution agreement with River’s Edge (the “River’s Edge Agreement”). The River’s Edge Agreement provides for River’s Edge to market and distribute authorized generic equivalents of certain branded pharmaceutical products manufactured and distributed by us (the “Branded Product(s)”). At the commencement of the distribution by River’s Edge of an authorized generic equivalent of any of the Branded Products, River’s Edge will receive a percentage of the net sales of the Branded Product and its authorized generic equivalent. Additional products may be included in the definition of Branded Products from time to time by agreement of the parties.
The River’s Edge Agreement also provides: (i) for River’s Edge to present to us five single source dermatology pharmaceutical formulations (the “DERM Product(s)”), each of which will be a Branded Product under the River’s Edge Agreement; (ii) that we will own the formulations for the DERM Products and all intellectual property rights associated therewith, including but not limited to naming, trademark and patent rights, after approval by the FDA; (iii) that each DERM Product will be ready for commercial launch by January 15, 2007, before which we will have commenced sales or presales activity; (iv) that we will employ at least thirty field representatives for sales and presales of DERM Products by March 15, 2007; and (v) that we have an obligation to petition for certain meetings with the FDA by June 30, 2007, and will make certain 505(b)(2) NDA filings with respect to the DERM Products by January 1, 2008. Beginning on January 1, 2007, the River’s Edge Agreement provides that River’s Edge will receive a certain percentage of the net sales of each DERM Product, including the net sales of any authorized generic equivalent. The River’s Edge Agreement expires on October 31, 2016.
Laboratoires Carilène Licensing and Supply Agreement
On September 13, 2006, we entered into a Licensing and Supply Agreement with Carilène (the “Carilène Agreement”) that sets forth the terms upon which we have obtained an exclusive license (the “License”) from Carilène to market, sell, distribute, sublicense, exploit and market the AquoralTM oral artificial saliva product throughout the United States and its territories. The AquoralTM oral artificial saliva product contains oxygenated triglycerides from corn oil that have lubricating and moisturizing properties. Pursuant to the Carilène Agreement, Carilène has agreed to supply us with all of our requirements for the AquoralTM product, and we have agreed to buy such requirements exclusively from Carilène.
In order to maintain exclusive rights to the AquoralTM product, we must purchase specified minimum amounts of the product. The Carilène Agreement provides for termination of the License upon the expiration of the patent covering the technology practiced by the AquoralTM product for so long as we meet certain minimum purchase requirements. The Carilène Agreement also provides us with a right of first refusal to distribute and sell all of Carilène’s products in the United States and its territories.
Athlon Pharmaceuticals License Agreement
On August 31, 2006, we entered into a License Agreement with Athlon that sets forth the terms upon which we obtained the Levall® License from Athlon for the Levall® product line, together with all of Athlon’s intellectual property related to Levall® and certain other tangible and intangible assets related to, or necessary for the continued development and marketing of, the Levall® product line. The Levall® product line consists of various pharmaceutical products marketed by Athlon that provide relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The Levall® License permits us to make, sell, market, distribute, import and otherwise transfer the Levall® products on a worldwide basis. As consideration for the Levall® License, we agreed to pay Athlon a percentage of net sales for the Levall® product line. We also paid Athlon $1.5 million in upfront fees and 2,500,000 shares of our restricted common stock.

On February 9, 2007, we filed a lawsuit against Athlon in the United States District Court for the Northern District of Georgia under the caption Auriga Laboratories, Inc. v. Athlon Pharmaceuticals, Inc., No. 1:07-CV-0308-CC (2007), regarding certain sales practices allegedly engaged in by Athlon regarding the Levall® products. On February 23, 2007, we entered into a settlement agreement with Athlon to settle this dispute. The settlement agreement provides that Athlon will refrain from certain allegedly unfair competitive practices, including making or distributing false, misleading, deceptive or disparaging statements, representations and/or writings regarding us and/or the Levall® products. Pursuant to the settlement agreement, we agreed to dismiss the litigation referred to above by filing a stipulation of dismissal with prejudice within five business days following the execution of the settlement agreement. The settlement agreement also contains certain customary terms, including releases by each of the parties for any and all claims each may have against the other through the date of the settlement agreement. Additionally, the license agreement originally provided that we would pay to Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first year following the closing date of the license agreement, with such rate to decrease to 20% for net sales in excess of $10,000,000. The royalty payments for the second and third years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for royalty payments equal to 8% of net sales for each year following the third year until such time as the aggregate royalty payments totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent thereto.
The letter agreement we entered into with Athlon in connection with the settlement agreement amends the license agreement by reducing the period of time for which we are obligated to make royalty payments at the rate of 50% of net sales from the first year following the closing date of the license agreement to December 31, 2006. Furthermore, effective February 1, 2007, the royalty payment rate on all sales by us is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, we will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.
In addition, the letter agreement reduces the frequency of our reporting and payment obligations. The license agreement previously required us to make monthly reports and payments until such time as the aggregate royalty payments made by us equaled or exceeded $10,000,000, with such reports and payments to be made on a quarterly basis thereafter. The license agreement now only requires us to make quarterly reports and payments. For more information on our agreement with Athlon, please refer to the section entitled “Financial Statements—Notes to Consolidated Financial Statements; Subsequent Events—Athlon Settlement Agreement.”
Cornerstone Biopharma License Agreement
On May 24, 2005, we entered into a license agreement (the “Prior Extendryl® License Agreement”) with Cornerstone pursuant to which we were granted an exclusive, perpetual, worldwide sub-license to the trademark rights in Extendryl® and to propriety information relating to formulations that relate directly to products sold by Fleming and Company Pharmaceuticals (the ultimate licensor) under the Extendryl® mark (the “Licensed Extendryl® Rights”), in exchange for a royalty of 30% of net sales of the Extendryl® products sold by us. Effective as of September 6, 2006, we entered into an Amended and Restated License Agreement (the “New Extendryl® License Agreement”), pursuant to which we are obligated to make decreased royalty payments to Cornerstone for the Licensed Extendryl® Rights based on a percentage of net sales. As additional consideration, we issued Cornerstone 200,000 shares of our common stock.
Pursuant to the New Extendryl® License Agreement, we agreed so long as the New Extendryl® License Agreement remains in effect, that we will not submit NDAs for products containing one of the active ingredients in Extendryl®. Cornerstone is free to submit such applications. The formulations which are the subject of any such approved applications by Cornerstone will be included in the rights licensed to us under the New Extendryl® License Agreement. Both parties have also agreed not to manufacture generic versions of the other party’s products.

Manufacturers and Single Source Suppliers
We use third-party manufacturers for the production of our products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing, we intend to continue to outsource our manufacturing for the near term. Some of our products are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues.
We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.
In addition, we obtain some of our raw materials and products from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties, foreign currency risk and other government clearances. Acts of governments outside the United States may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable United States or foreign patents.
Trademarks
Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have applied for a registration of “Auriga Laboratories” as a trademark in the United States. In addition, we have applied for registrations of “Auriga Development,” “Auriga Pharmaceuticals” and “Stesso Pharmaceuticals” as trademarks in the United States.
We have been licensed rights to use the trademarks Extendryl® and Levall® from their respective owners. In addition, we also have filed United States trademark applications for the trademarks Akurza™, Zinx™, Xyralid™, Aquoral™, Dura-Vent™, Orchestrated Therapy™, The Doctor Recommended Zinc™, Innovation in Oral Hydration™ and Our Business is Your Health™. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, although we may not always have the resources to stop others from infringing our trademarks.
Patents
We consider the protection afforded by patents important to our business. Our success depends in part on our ability to obtain patents, protect trade secrets, operate without infringing the proprietary rights of others and prevent others from infringing on our proprietary rights. We intend to seek patent protection in the United States and select foreign countries where we deem it appropriate for products we develop. There can be no assurances that any patents will result from our patent applications, that any patents that may be issued will protect our intellectual property or products or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

In addition to filing our own patents, we have obtained, and expect to continue to seek, licenses to patents and patent applications and other proprietary rights from others. For example, the original developer and supplier of Aquoral™ has filed for a United States patent for the Aquoral™ formulation. If issued, this patent could provide us with a competitive advantage because it might create a barrier to entry to other companies that might otherwise seek to develop similar products.
We have six patent applications or provisional patent applications pending in the United States Patent and Trademark Office and plan to use Patent Cooperation Treaty filings in an attempt to expand coverage of the pending United States patent applications to individual countries outside the United States at appropriate times as we see fit. Our patent and provisional patent applications generally cover:
•	sequential release formulations of cough, cold and allergy actives designed to orchestrate the effectiveness of their pharmacologic action;

•	mixed-release tablet formulation containing cough and cold therapeutic agents that dissolves rapidly in the mouth and provides continuous (immediate and extended) dosing for 8-12 hours;

•	enhancing the solubility and bioavailability of orally delivered corticosteroids;

•	mulitphasic drug release of methscopolamine within a variety of dosage forms;

•	a therapeutic method for treating infectious rhinitis utilizing the combination of pharmacologic agents to address the associated symptoms and a immunonutritional formulation incorporating zinc supplementation; and

•	delivery of potassium guaiacolsulfonate in multiphasic release for cough, cold and allergy conditions and certain autoimmune diseases.
In addition, pursuant to our license and supply agreement with Carilène, we have an exclusive worldwide license to any patent rights that issue from Carilène’s pending patent application for the Aquoral™ formulation.
Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The strength and breadth of patent positions of pharmaceutical companies are extremely complex and uncertain. The scope and extent of our patent protections for some of our products, including the Extendryl® and Levall® product lines are particularly uncertain because formulations for the actives in these product lines have existed in the public domain for many years, some of which have patent protection. With respect to fluticasone, for example, other parties have been granted patents on methods for producing the drug, specific formulations, and the methods of treatment or use. The publication of this information limits the scope of any patents that we may seek and may prevent us from obtaining any meaningful patent protection. We cannot assure you that any patents that we are seeking, or that are licensed to us, will afford protection against competitors. Nor can we assure you that any patent applications will result in patents being issued.
In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of pharmaceutical companies involves complex legal and factual questions. We cannot predict whether the intellectual property laws of foreign countries will be enforceable. We cannot assure you that any of our patents or patent applications, if issued, will not be challenged, invalidated or designed around. Nor can we assure you that the patents will provide proprietary protection or competitive advantages to us. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. We cannot assure you that our technologies do not and will not infringe the patents or violate other proprietary rights of third parties. In the event any of our technologies are found to infringe or violate the intellectual property rights of others, we may be prevented from pursuing research, development or commercialization of our products.
There has been extensive litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. The defense and prosecution of intellectual property suits and related legal and administrative proceedings in the United States and abroad involve complex legal and factual questions. These proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to enforce patents issued to or licensed by us, to protect trade secrets or know-how owned or licensed by us and to determine the enforceability, scope and validity of the proprietary rights of others.
We will incur substantial expense and be forced to divert significant effort and resources of our technical and management personnel in the event we must prosecute or defend any litigation or other administrative proceeding. If an adverse determination were made, we could incur significant liabilities to third parties or be required to seek licenses which may not be available from third parties or may be prevented from selling our products in certain markets, if at all. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that the necessary licenses would be available to us on satisfactory terms, if at all.
In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with some of our employees. We cannot assure you that these confidentiality or proprietary information agreements will meaningfully protect our technology or provide us with adequate remedies in the event of unauthorized use or disclosure of this information. Nor can we assure you that the parties to these agreements will not breach these agreements or that our trade secrets will not otherwise become known to or be independently developed by competitors.
For more information on this matter, please refer to the section entitled “—Risk Factors; Risks Related to Our Business.”
Competition
The market for pharmaceuticals is highly competitive with many established manufacturers, suppliers and distributors which are actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on efficacy, reimbursement coverage, brand awareness, availability, product safety and price. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our products compete with generic and other competitive products in the marketplace.
Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the efficacy, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our existing lines of therapeutic focus. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Some of our products compete with one or more products marketed by very large pharmaceutical companies which have much greater financial resources for marketing, selling and developing their products. Our competitors in branded products include, but are not limited to, the major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial and market strength could prevent us from capturing a meaningful share of those markets.
We also compete with other pharmaceutical companies for product line acquisitions as well as for new products and acquisitions of other companies. These competitors include Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Biovail Corporation, Barr Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc., Reliant Pharmaceutical, LLC, Kos Pharmaceuticals, Inc. and other companies that acquire branded products from other pharmaceutical companies. These companies may have greater resources and abilities than we have.
For more information on this matter, please refer to the section entitled “—Risk Factors; Risks Related to Our Business.”
Government Regulation
Government authorities in the United States at the federal, state, and local levels extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products and medical devices. Many of our products in development will require regulatory approval by government agencies prior to commercialization. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.
Pharmaceutical Product Regulation
In the United States, the FDA regulates pharmaceutical products under the U.S. Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations that are adopted under the FDCA. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs from the United States.
Under the United States regulatory scheme, the development process for new pharmaceutical products can be divided into three distinct phases:
•	Preclinical Phase. The preclinical Phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application (“IND”) for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested on humans.

•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s current Good Manufacturing Processes (“cGMP”) requirements. Data from these activities are compiled in an NDA for submission to the FDA requesting approval to market the drug.

•	Post-Approval Phase. The post-approval phase follows FDA approval of the NDA and involves the production and continued analytical and clinical monitoring of the product. The post-approval phase may also involve the development and regulatory approval of product modifications and line extensions, including improved dosage forms, of the approved product, as well as for generic versions of the approved drug, as the product approaches expiration of patent or other exclusivity protection.
Each of these three phases is discussed further below:
Preclinical Phase. The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of preclinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The IND consists of the initial chemistry, analytical, formulation and animal testing data generated during the preclinical phase. In general, the review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase 1 clinical trials.
Clinical Phase. Following successful submission of an IND, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with good clinical practice. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:
•	Phase 1. Phase 1 human clinical trials are conducted in a limited number of healthy individuals to determine the drug’s safety and tolerability and includes biological analyses to determine the availability and metabolization of the active ingredient following administration. The total number of subjects and patients included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80 people.

•	Phase 2. Phase 2 clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug’s potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. These trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analysis to confirm the consistent composition of the product.

•	Phase 3. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety (toxicity), tolerability and an ideal dosing regimen has been established. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug, also referred to as the Official Product Information. Phase 3 trials usually include from several hundred to several thousand subjects.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.
Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of any product under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at any time for a variety of reasons, including safety issues.
New Drug Application (NDA)
After the successful completion of Phase 3 clinical trials, the sponsor of the new drug submits an NDA to the FDA requesting approval to market the product for one or more indications. An NDA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the NDA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the application to return of a first “complete response,” in which the FDA may approve the product or request additional information.
The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After an application is deemed filed by the FDA, the FDA reviews the NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. Drugs that successfully complete NDA review may be marketed in the United States, subject to all post-approval conditions and maintenance obligations imposed by the FDA.
Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities, that will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.
The length of the FDA’s review ranges from a few months to many years.
Fast-Track Review
The Food and Drug Administration Modernization Act of 1997 (“Modernization Act”) establishes a statutory program for the approval of “Fast-Track” products, which are defined under the Modernization Act as new drugs intended for the treatment of a serious or life-threatening condition that demonstrate the potential to address unmet medical needs for this condition. To determine whether a condition is “serious” for the purposes of Fast-Track designation, the FDA considers several factors including, the condition’s impact on survival, day-to-day functioning, and the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. If awarded, the Fast-Track designation applies to the product only for the indication for which the designation was received. Under the Fast-Track program, the sponsor of a new drug may request the FDA to designate the drug as a Fast-Track product in writing at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for Fast-Track designation within 60 days of receipt of the sponsor’s request.

Fast-Track designation offers a product the benefit of approval based on surrogate endpoints that generally would not be acceptable for approval and also offers possible early or rolling acceptance of the marketing application for review by the agency. However, the time periods to which the FDA has committed in reviewing an application do not begin until the sponsor actually submits the application. The FDA may subject approval of an application for a Fast-Track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and the FDA may also subject such approval to prior review of all promotional materials. In addition, the FDA may withdraw its approval of a Fast-Track product on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence and failure to continue to meet the criteria for designation.
Fast-Track designation should be distinguished from the FDA’s other programs for expedited development and review, although products awarded Fast-Track status may also be eligible for these other benefits. Accelerated approval refers to the use of less than well-established surrogate endpoints discussed above. Priority review is a designation of an application after it has been submitted to FDA for approval. The agency sets the target date for agency actions on the applications of products that receive priority designation for six months, where products under standard review receive a ten month target.
Post-Approval Phase
If the FDA approves the NDA or ANDA application (as more fully described below), as applicable, the pharmaceutical product becomes available for physicians to prescribe in the United States. After approval, we are still subject to continuing regulation by the FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.
Drug manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with certain cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state or local agencies from time to time. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use, third-party manufacturers, including Provident Pharmaceuticals, Sovereign, Fleming and Company and Great Southern Laboratories, to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. As part of our quality control system, we maintain an audit program for our manufacturers to ensure their adherence to cGMP regulations.
Following FDA approval of a product, discovery of problems with that product or the failure to comply with post-approval maintenance requirements for that product may result in restrictions on the product, manufacturer or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects.

Hatch-Waxman Act
Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products. In order to preserve the incentives of pioneer drug manufacturers to innovate, the Hatch-Waxman Act also provides for patent term restoration and the award, in certain circumstances, of non-patent marketing exclusivities.
Abbreviated New Drug Applications (ANDAs)
An ANDA is a type of application in which approval is based on a showing of “sameness” to an already approved drug product. ANDAs do not contain full reports of safety and effectiveness, as do NDAs, but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredient(s), route of administration, dosage form, strength and labeling. ANDA applicants are also required to demonstrate the “bioequivalence” of their products to the reference product. Bioequivalence generally means that there is no significant difference in the rate and extent to which the active ingredient(s) in the products becomes available at the site of drug action.
All ANDAs must contain data relating to, among other things, product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant has challenged any patents claiming the reference product and whether the pioneer manufacturer is entitled to one or more periods of non-patent marketing exclusivity. In certain circumstances, these marketing exclusivities can extend beyond the life of a patent, and block the approval of an ANDA after the date on which the patent expires. If the FDA concludes that all substantive ANDA requirements have been satisfied, but final approval is blocked because of a patent or a non-patent marketing exclusivity, the FDA may issue the applicant a “tentative approval” letter.
505(b)(2) Applications
If a proposed product represents a change from an already approved product, yet does not qualify for submission under an ANDA pursuant to an approved suitability petition, the applicant may be able to submit a 505(b)(2) NDA. A 505(b)(2) application is an NDA for which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigation was conducted. The FDA has determined that 505(b)(2) NDAs may be submitted for products that represent changes from approved products in conditions of use, active ingredient(s), route of administration, dosage form, strength or bioavailability. A 505(b)(2) NDA must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s). Consequently, although duplication of preclinical and certain clinical studies is avoided through the use of a 505(b)(2) NDA, specific studies may be required. We plan to submit 505(b)(2) NDAs for the majority of our development projects.
Patent Term Restoration
The Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. However, the maximum period of restoration cannot exceed five years, or restore the total remaining term of the patent to greater than fourteen years from the date of FDA approval of the product. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term restoration.

ANDA and 505(b)(2) Applicant Challenges to Patents and Generic Exclusivity
ANDA and 505(b)(2) applicants are required to list with the FDA each patent that claims their approved products and for which claims of patent infringement could reasonably be asserted against unauthorized manufacturers. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the product(s) it references. An applicant can certify that there is no listed patent, that the listed patent has expired, that the application may be approved upon the date of expiration of the listed patent, or that the patent is invalid or will not be infringed by the marketing of the applicant’s product. This last certification is referred to as a “Paragraph IV certification.”
If a Paragraph IV certification is filed, the applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. The NDA holder or patent owner may sue the ANDA or 505(b)(2) applicant for patent infringement. If the NDA holder or patent owner files suit within 45 days of receiving notice of the application, a one-time 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or shortens the period because the parties have failed to cooperate in expediting the litigation.
As an incentive to encourage generic drug manufacturers to undertake the expenses associated with Paragraph IV patent litigation, the first ANDA applicant to submit a substantially complete ANDA with a Paragraph IV certification to a listed patent may be eligible for a 180-day period of marketing exclusivity. For ANDAs filed after December 8, 2003 that use a reference product for which no Paragraph IV certification was made in any ANDA before that date, this exclusivity blocks the approval of any later ANDA with a Paragraph IV certification referencing the same product. For these ANDAs, the exclusivity period runs from the date when the generic drug is first commercially marketed.
For other ANDAs, the 180-day exclusivity period blocks the approval of any later ANDA with a Paragraph IV certification referencing at least the same patent, if not the same product, and may be triggered on the date the generic drug is first commercially marketed or the date of a decision of a court holding that the patent that was the subject of the Paragraph IV certification is invalid or not infringed. This decision must be from a court from which no appeal can be or has been taken, other than a petition to the United States Supreme Court.
If multiple generic drug manufacturers submit substantially complete ANDAs with Paragraph IV certifications on the first day that any such ANDAs are submitted, all of these manufacturers will share in a single 180-day exclusivity period. Note also that these periods of 180-day exclusivity may be subject to forfeiture provisions, requiring relinquishment of the exclusivity in some situations, including cases where commercial marketing of the generic drug does not occur within a certain time period.
Non-Patent Marketing Exclusivities
The Hatch-Waxman Act also provides three years of “new use” marketing exclusivity for the approval of NDAs, 505(b)(2) applications and supplements, where those applications contain the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of the applications. Such applications may be submitted for new indications, dosage forms, strengths or new conditions of use of already approved products. So long as the new clinical investigations are essential to the FDA’s approval of the change, this three-year exclusivity prohibits the final approval of ANDAs or 505(b)(2) applications for products with the specific changes associated with those clinical investigations. It does not, however, prohibit the FDA from approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

Orphan Drug Designation and Exclusivity
Some jurisdictions, including the United States and the European Union, designate drugs intended for relatively small patient populations as “orphan drugs.” The FDA, for example, grants orphan drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the United States or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the United States will be recovered. In the United States, orphan drug designation must be requested before submitting an application for approval of the product.
Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity for seven years, during which time the FDA may not approve any other application, including NDAs or ANDAs, to market the “same drug” for the same indication. The only exception is where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by the FDA and if there is an inadequate supply.
Manufacturing
Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities. A showing of comparability requires data demonstrating that the product continues to be safe, pure and potent and may be based on chemical, physical and biological assays and, in some cases, other non-clinical data.
Our currently marketed pharmaceutical products are manufactured by third-party contract manufacturers, as identified elsewhere in this Form 10-KSB.
Prescription Drug Wrap-Up (DESI II Products)
The FDCA, which was approved in 1938, was the first statute requiring pre-market-approval of drugs by the FDA. These approvals, however, focused exclusively on safety data. In 1962, Congress amended the FDCA to require that sponsors demonstrate that new drugs are effective, as well as safe, in order to receive FDA approval. This amendment also required the FDA to conduct a retrospective evaluation of the effectiveness of the drug products that the FDA approved between 1938 and 1962 on the basis of safety alone. The agency contracted with the National Academy of Science/National Research Council (“NAS/NRC”) to make an initial evaluation of the effectiveness of many drug products. The FDA’s administrative implementation of the NAS/NRC reports was called the Drug Efficacy Study Implementation (“DESI”).
Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA permitted these drugs to remain on the market without approval. In 1984, however, spurred by serious adverse reactions to one of these products, Congress urged the FDA to expand the new drug requirements to include all marketed unapproved prescription drugs. The FDA created a program, known as the Prescription Drug Wrap-Up, to address these remaining unapproved drugs. Most of these drugs contain active ingredients that were first marketed prior to the 1938 Act. We believe that our Extendryl® and Levall® products fall within this category.
The FDA asserts that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally and are subject to FDA enforcement discretion because there is an argument that all prescription drugs must be the subject of an approved drug application. There are a couple of narrow exceptions. For example, both the 1938 and 1962 versions of the FDCA include grandfather provisions exempting certain drugs from the new drug requirements. The 1938 clause exempts drugs that were on the market prior to the passage of the 1938 version and contain the same representations concerning the conditions of use as they did prior to passage of the FDCA. The 1962 version exempts, in certain circumstances, drugs that have the same composition and labeling as they had prior to the passage of the 1962 version. The agency and the courts have interpreted these two exceptions very narrowly. As to drugs marketed over the counter, the FDA exempts products that are determined to be generally recognized as safe and effective and have been used to a material extent and for a material time.

The FDA has adopted a risk-based enforcement policy that prioritizes enforcement of new drug requirements for unapproved drugs that pose a safety threat, lack evidence of effectiveness and prevent patients from pursuing effective therapies, and that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the new drug requirements. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require other manufacturers to also file an NDA or an ANDA for that same drug in order to continue marketing it in the United States. While the FDA generally provides marketers of the unapproved versions of the competitive products a one year grace period, the agency is not statutorily required to do so. While the FDA may consider our Extendryl® and Levall® products to be unapproved drugs, it has indicated to us its intent to exercise enforcement discretion and not pursue regulatory action, unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of these products, we might be required to submit an NDA and/or cease marketing until the FDA grants approval to do so.
Pharmacy Compounding
The FDA does not regulate the practice of pharmacy, but does evaluate pharmacies to determine if their compounding practice qualifies them as drug manufacturers for the purpose of food and drug laws. If the FDA considers the actions of a compounding pharmacy to be similar to those of a drug manufacturer, the FDA will take action to stop such pharmacy compounding until an NDA is approved for the marketing of such drugs.
Medical Device Regulation
New medical devices, such as our AquoralTM product, are also subject to FDA approval and extensive regulation under the FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.
Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include: (i) compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; (ii) facility registration and product reporting of adverse medical events listing; (iii) truthful and non-misleading labeling; and (iv) promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously approved device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. On October 21, 2005, our licensor, Carilène, received clearance to market the AquoralTM product on the basis that it is substantially equivalent to predicate devices.
Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the Quality System Regulation, current good manufacturing practice requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation and distribution of all finished medical devices intended for human use.

If the FDA finds that a manufacturer has failed to comply or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as: (i) fines, injunctions, and civil penalties; (ii) recall or seizure of products; (iii) operating restrictions, partial suspension or total shutdown of production; (iv) refusing requests for 510(k) clearance or approval of new products; (v) refusing requests for 510(k) clearance or approval of new products; (vi) withdrawing 510(k) clearance or approvals already granted; and (vii) criminal prosecution. The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.
The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.
Other Regulation in the United States
Controlled Substances Act. Some of the products in our development pipeline contain hydrocodone, a narcotic that is a “controlled substance” under the U.S. Controlled Substances Act (“CSA”). The CSA is a consolidation of numerous laws regulating the manufacture and distribution of narcotics and other substances, including stimulants, depressants and hallucinogens. The CSA is administered by the U.S. Drug Enforcement Agency (“DEA”), a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce.
Any person or firm that manufactures, distributes, dispenses, imports or exports any controlled substance (or proposes to do so) must register with the DEA. The applicant must register for a specific business activity related to controlled substances, including manufacturing or distributing, and may engage in only the activity or activities for which it is registered. The DEA conducts periodic inspections of registered establishments that handle controlled substances. In addition, a recent law requires DEA review of labeling, promotion and risk management plans for certain controlled substances as a condition of DEA spending. Failure to comply with relevant DEA regulations, particularly as manifested in the loss or diversion of controlled substances, can result in regulatory action including civil penalties, refusal to renew necessary registrations or initiating proceedings to revoke those registrations. In certain circumstances, violations can lead to criminal prosecution. Provident and Great Southern Laboratories, which manufacture some of our products, are registered with the DEA to manufacture and distribute controlled substances.
Some of our products also contain pseudoephedrine. The DEA regulates pseudoephedrine, pursuant to the CSA and the Domestic Chemical Diversion Control Act of 1993, as a “listed chemical” because it can be used in the production of illicit drugs. There are two groups of listed chemicals, List I chemicals and List II chemicals. List I chemicals are more strictly regulated. Pseudoephedrine is a List I chemical. Persons or firms who manufacture, distribute, import or export listed chemicals in amounts above specified threshold levels, or chemical mixtures that contain listed chemicals above specified threshold amounts, must fulfill certain requirements regarding, among other things, registration, recordkeeping, reporting and security. Pseudoephedrine is subject to tighter controls than most other listed chemicals that are lawfully marketed under the FDCA.
In addition to these federal statutory and regulatory obligations, there may be state and local laws and regulations relevant to the handling of controlled substances or listed chemicals.

Health Care Coverage and Reimbursement. Commercial success in marketing and selling our products depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Examples of how limits on drug coverage and reimbursement in the United States may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.
Anti-Kickback Laws. In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements (including sales programs) we may have with prescribers, purchasers, dispensers and users of drugs. The U.S. Health and Human Services Office of Inspector General (“OIG”) has issued compliance guidance for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG compliance guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Health Information Privacy and Security. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to the Health Information Portability and Accountability Act of 1996 (“HIPAA”) regulate the use and disclosure of health information by “covered entities” (which includes individual and institutional providers from which we may receive individually identifiable health information). These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization (absent obtaining a waiver of the authorization requirement from an institutional review board) could subject the covered entity to civil and criminal penalties. HIPAA’s criminal provisions are not limited in their applicability to “covered persons,” but apply to any “person” that knowingly and in violation of the statute obtains or discloses individually identifiable health information. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements, including making our books and records available for audit and inspection by HIPAA regulators and implementing certain health information privacy and security safeguards. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation
Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the European Union must comply with the EU Clinical Trials Directive.
Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure for most products. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorders or diabetes. This authorization is a marketing authorization approval, or MAA. The decentralized procedure provides for mutual recognition of national regulatory authority approval decisions. Under this procedure, the holder of a national marketing authorization granted by one member state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.
In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return to us or our collaborators.
Employees
As of the date of this Form 10-KSB, we employed 24 full-time personnel, 13 of which are engaged in sales and marketing, 2 in research and development, 11 in finance, administration and information technology and 4 in executive positions. Additionally, we have contracted with approximately 200 commission-only sales representatives who work as independent contractors for us and we also have an additional 6 salaried, part-time sales representatives who will be transitioned to independent contractors by the end of 2007. None of our employees are the subject of any collective bargaining agreement with us. We believe that our relationship with our employees is good.

RISK FACTORS
Risks Related To Our Business
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
WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE, AND IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, WE MAY BE FORCED TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COMMERCIAL EFFORTS.
Developing pharmaceutical products, seeking approvals for such products from regulatory authorities, establishing manufacturing capabilities and marketing developed products is costly. We may need to raise substantial additional capital in the future in order to execute our business plan and fund the development and commercialization of our specialty pharmaceutical product candidates.
We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets (such as some of our specialty pharmaceutical products), or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

OUR INDEPENDENT AUDITOR’S REPORT CONTAINS A GOING CONCERN QUALIFICATION WHICH MEANS THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
Our independent registered public accounting firm has concluded that we have suffered recurring losses from operations and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2006, we had cash and cash equivalents on hand of approximately $335,000, including $75,000 of restricted cash, a negative working capital position of $3,376,756 and long-term product licenses payable of $750,000. On a going forward basis, our primary business strategy is to continue to focus on our existing Extendryl® line of products, promote and sell the Levall® product line and the Aquoral™ product line and continue to acquire proven brand name products. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for payments related to new license rights and working capital. In the past two months, the total proceeds from these issuances and sales were $156,250 as of December 31, 2006. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.
SOME OF OUR SPECIALTY PHARMACEUTICAL PRODUCTS ARE NOT THE SUBJECT OF FDA-APPROVED NEW DRUG APPLICATIONS.
New drugs must be the subject of an FDA approved NDA or ANDA demonstrating safety and effectiveness before they may be marketed in the United States. Some prescription and other drugs marketed by pharmaceutical companies have not been the subject of an FDA-approved marketing application because NDAs or ANDAs requiring demonstration of safety and effectiveness were not required at the time that these active ingredients were initially marketed. While the FDA reviewed classes of these products in the 1960s and 1970s as part of its DESI program, there are several types of drugs, including some cold and cough drugs, that the FDA has not yet evaluated and remain on the market without FDA approval.
Our Extendryl® and our Levall® lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. The FDA has adopted a risk-based enforcement policy concerning unapproved drugs. The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file an NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the United States. While the FDA generally allows a one-year grace period, it is not statutorily required to do so. In addition, although we may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing. It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.
For more information on this matter, please refer to the section entitled “—Government Regulation.”

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
WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT FAIL TO ENHANCE STOCKHOLDER VALUE.
From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value. We will continue to evaluate potential strategic transaction and alternatives that we believe may enhance stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.
THE REGULATORY STATUS OF SOME OF OUR PRODUCTS MAKES THESE PRODUCTS SUBJECT TO INCREASED COMPETITION AND OTHER RISKS.
The regulatory status of our products may allow third parties to more easily introduce competitive products. Our Extendryl® and Levall® lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. Our competitors also market drugs similar to our Extendryl® and Levall® lines of products without an FDA-approved marketing application for the same reason. In addition, we do not hold rights in patents protecting our current Extendryl® and Levall® lines of products, which may result in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and permitting sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the United States. If the FDA changes such classification, we may have to reformulate certain of our products or submit safety and efficacy data on such products, which would be costly, or we may have to discontinue selling certain products if the FDA does not approve any marketing application for such products.
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

For more information on this matter, please refer to the section entitled “—Government Regulation.”
IF WE FAIL TO OBTAIN FDA APPROVAL, WE MAY BE UNABLE TO COMMERCIALIZE OUR CURRENT OR FUTURE PRODUCT CANDIDATES.
Development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the United States and abroad. The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance.
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
We expect that applications made pursuant to Section 505(b)(2) of the FDCA, which rely in part on investigations not performed for or by the applicant and for which the applicant has not obtained a right of reference, and ANDAs, may be submitted for some of our specialty pharmaceutical products under development. There can be no assurance that any of our specialty pharmaceutical products will be suitable for, or approved under, such application procedures. Certain 505(b)(2) application procedures have been the subject of petitions filed by brand name manufacturers, which seek changes in the FDA’s approval process for such 505(b)(2) applications. These requested changes include, among other things, disallowance of the use by an applicant of a 505(b)(2) application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. We are unable to predict at this time whether the FDA will make any changes to its application procedures as a result of such petitions or the effect that such changes may have on us.
Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize and generate revenue for such product. For more information on this matter, please refer to the section entitled “—Government Regulation.”
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
In addition, a component of our net revenue to date has been a result of our customers, which may include wholesalers/distributors, retail pharmacies and hospitals, accumulating inventory, which is subject to our standard return policy and those of our distributors. Some of our net revenue to date, and any revenues generated in the future, could be impacted due to returns as a result of insufficient demand in the marketplace or product expiration dating. Such product returns and the resulting financial impact could have an effect on our financial condition and results of operations if such product returns exceed established reserves for anticipated product returns.

OUR BUSINESS IS HEAVILY REGULATED BY GOVERNMENTAL AUTHORITIES, AND FAILURE TO COMPLY WITH SUCH REGULATION OR CHANGES IN SUCH REGULATIONS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
Our business is regulated by many government authorities, including, among others, the FDA, the U.S. Securities and Exchange Commission (“SEC”), foreign regulatory authorities, the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Department of Health and Human Services (“HHS”), the Centers for Medicare and Medicaid Services, the Environmental Protection Agency, the Department of Labor, state, local and foreign governments and the Internal Revenue Service. We may incur significant expenses to comply with regulations imposed by these authorities. Also, our future results of operations could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, product packaging companies and other supply and distribution chain partners are subject to inspection by the FDA and, in appropriate cases, the DEA and foreign regulators. If our third-party manufacturers and other supply and distribution chain partners do not comply with FDA or DEA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA or DEA do not relate to our products, our third-party manufacturers, product packaging companies and other supply and distribution chain partners may be delayed in manufacturing and in supplying our products to us in a timely manner until they address their compliance issues with the FDA and/or DEA.
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
Our United States manufacturing, labeling, storage and distribution activities are also subject to strict regulation and licensing by the FDA. Regulatory authorities require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our products or product candidates. Congress or the FDA, in specific situations, can modify the regulatory process. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.
The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.
Although we do not currently have sales of our products outside the United States, we believe it would be beneficial to develop a global presence for our products. Distribution of our products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the length of time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would impair our ability to generate revenue, increase our compliance costs and have a material adverse effect on our future business, financial condition and results of operations.

Some of our products contain hydrocodone bitartrate as an active ingredient. Hydrocodone is a controlled substance and is subject to extensive regulation by the DEA and internationally by the International Narcotics Control Board. These regulations apply to the manufacture, shipment, sale and use of products containing controlled substances. These regulations are also imposed on prescribing physicians and other third parties, and could make the storage, transport and use of such products relatively complicated and expensive. The DEA is also involved in the review of labeling, promotion and risk management plans with the FDA for certain controlled substances. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products.
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
Between the two groups, List I chemicals and List II chemicals, List I chemicals are more strictly regulated. Pseudoephedrine is a List I chemical. Persons or firms who manufacture, distribute, import or export listed chemicals in amounts above specified threshold levels, or chemical mixtures that contain listed chemicals above specified threshold amounts, must fulfill certain requirements regarding, among other things, registration, recordkeeping, reporting and security. Places where regulated persons or firms handle listed chemicals or chemical mixtures are subject to administrative inspections by the DEA. Failure to comply with relevant DEA regulations can result in civil penalties, refusal to renew necessary registrations or initiating proceedings to revoke such registrations. In certain circumstances, violations can lead to criminal prosecution. Pseudoephedrine is subject to tighter controls than most other listed chemicals that are lawfully marketed under the FDCA. Recent regulatory actions at the state level may also affect future distribution, advertising and promotion of products containing pseudoephedrine.
For more information on this matter, please refer to the section entitled “—Government Regulation.”
WE MAY NOT BE ABLE TO OBTAIN MARKETING APPROVAL FOR ANY OF THE PRODUCTS RESULTING FROM OUR DEVELOPMENT EFFORTS, AND FAILURE TO OBTAIN THESE APPROVALS COULD MATERIALLY HARM OUR BUSINESS.
Successfully completing extensive clinical trials and demonstrating manufacturing capability is typically required to obtain FDA approval of a new drug. Clinical development is expensive, uncertain and lengthy, often taking a number of years for an NDA to be filed with and ultimately approved by the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.
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
For more information on this matter, please refer to the section entitled “—Government Regulation.”
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
For more information on this matter, please refer to the section entitled “Description of Business—Competition.”
THE COMMERCIALIZATION OF PRODUCTS UNDER DEVELOPMENT MAY NOT BE PROFITABLE.
In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant development, sales, marketing and manufacturing expenses in connection with the commercialization of our new product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:
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
OUR COMMISSION-ONLY COMPENSATION STRUCTURE FOR OUR SALES FORCE MAY INHIBIT OUR ABILITY TO MOTIVATE, RETAIN OR EXPAND OUR SALES FORCE.
Our sales force is compensated solely through sales commissions. If we are unable to successfully commercialize our product candidates, the level of compensation earned by our sales force may be insufficient such that we may not be able to motivate, retain or expand our sales force. If we are unable to sustain an adequate sales force, our sales and revenue will be adversely affected.
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
The risks associated with our reliance on contract manufacturers include the following:
•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel and obtaining active ingredients for our products.

•	If we should need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•	Contract manufacturers are subject to ongoing periodic, unannounced inspections by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other United States requirements or similar regulatory requirements abroad. Failure of contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products and product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Contract manufacturers may breach the manufacturing agreements that we or our development partners have entered into because of factors beyond our control, or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.
If we are not able to obtain adequate supplies of our current and future products, it will be more difficult for us to develop our product candidates and compete effectively. If we or any of our third-party development partners are unable to continue to access sufficient supply from our third-party contract manufacturers, we may not be able to find another suitable source of supply that meets our need to manufacture our products. Dependence upon third parties for the manufacture of our product candidates may reduce our profit margins, if any, on the sale of our products, and may limit our ability to develop and deliver products on a timely and competitive basis, which could increase costs and delay our ability to generate revenue.
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

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR CURRENT OR FUTURE PRODUCTS, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE, IF ANY.
The products we currently market, or products that we may develop or acquire in the future, may fail to gain market acceptance among physicians, health care payors, patients and the medical community. Physicians may elect not to recommend these drugs for a variety of reasons, including:
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
WE MAY NOT OBTAIN ADEQUATE THIRD-PARTY REIMBURSEMENTS.
Our ability to successfully commercialize our products under development or under consideration for acquisition or license is dependent in part on the extent to which appropriate levels of reimbursement for our products are obtained from government authorities, private health insurers and managed care organizations such as health maintenance organizations (“HMOs”). We estimate that a significant portion of our cumulative revenues may be subject to the reimbursement rules of such organizations. Managed care organizations and other third-party payors are increasingly challenging the pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and reduced demand for our current products or our products under development or under consideration for acquisition or license. Such cost containment measures and potential legislative reform could affect our ability to sell our current products or our products under development or consideration for acquisition or license, and may have a material adverse effect on our business. Significant uncertainty exists about the reimbursement status of newly-approved pharmaceutical products. Although we have obtained approvals for reimbursement for the cost of our current products from many third-party payors, such approvals in the United States and in foreign countries may be discontinued for our current products or any of our products under development or under consideration for acquisition or license. The unavailability or inadequacy of third-party reimbursement for our current products, or our products under development or to be acquired or licensed, may reduce the demand for, or negatively affect the price of, these products, which would have a material adverse effect on our business.
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
RECENT FEDERAL LEGISLATION MAY INCREASE THE PRESSURE TO REDUCE PRICES OF PHARMACEUTICAL PRODUCTS PAID FOR BY MEDICARE, WHICH MAY ADVERSELY AFFECT OUR REVENUES, IF ANY.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) changes the way that Medicare will cover and pay for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and will eventually introduce a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
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
OTHER COMPANIES MAY CLAIM THAT WE HAVE INFRINGED UPON THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS.
We do not believe that our products or processes violate third-party intellectual property rights. Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties. If any of our products or processes are found to violate third-party intellectual property rights, we may be required to re-engineer or cause to be re-engineered one or more of those products or processes, or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful.

In addition, future patents may be issued to third parties upon which our technology may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the United States or abroad, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on our business.
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
We have filed patent applications covering technologies pertaining to extended release formulations. We are aware that certain European and United States patents have been issued with claims covering products that contain certain extended release formulations. It may be argued that certain or all of our products under development may use a formulation covered by such European or United States patents. If that is shown to be the case, we would be prevented from making, using or selling such products unless we obtained a license under such patents, which license may not be available on commercially reasonable terms, or at all, or unless such patents are determined to be invalid in Europe or invalid or unenforceable in the United States. Our development of products that may be covered by such patents and our failure to obtain licenses under such patents in the event such patents are determined to be valid and enforceable could have an adverse effect on our business.
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
Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, any current or future patents owned and licensed by us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that: (i) any of our future products or methods are not patentable; (ii) such products or methods infringe upon the patents of third parties; or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, we will be adversely affected. We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

For more information on this matter, please refer to the section entitled “—Patents.”
OUR FUTURE GROWTH MAY BE INHIBITED BY THE FAILURE TO IMPLEMENT NEW TECHNOLOGIES.
Our future growth is partially tied to our ability to improve our knowledge and implementation of pharmaceutical technologies. Inability to successfully implement commercially viable pharmaceutical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.
FROM TIME TO TIME, WE MAY BE HIGHLY DEPENDENT ON SINGLE SOURCES OF SUPPLY.
Our products are currently sourced from single qualified suppliers or manufacturers. We have not established arrangements with alternative suppliers for these ingredients or from alternative manufacturers for the manufacture of our products. Any interruption of raw material supply, for any reason, in any of the required ingredients for our products or the manufacture of such products, could have a material adverse effect on our ability to manufacture our products or to obtain or maintain regulatory approval of such products.
WE MAY BECOME SUBJECT TO COMMERCIAL DISPUTES THAT COULD HARM OUR BUSINESS BY DISTRACTING OUR MANAGEMENT FROM THE OPERATION OF OUR BUSINESS, INCREASING OUR EXPENSES AND, IF WE DO NOT PREVAIL, SUBJECTING US TO POTENTIAL MONETARY DAMAGES AND OTHER REMEDIES.
From time to time, we are engaged in disputes regarding our commercial transactions and operations. If these disputes lead to litigation, they may result in monetary damages or other remedies that could adversely impact our financial condition. Even if we prevail in these disputes, they may distract our management from operating our business. If we do not prevail in such litigation matters, or if we are required to expend a significant amount of resources defending such claims, our results of operations and cash flows could be adversely impacted.
TWO OF OUR CUSTOMERS GENERATE A LARGE PORTION OF OUR REVENUE, AND ANY REDUCTION, DELAY OR CANCELLATION OF ORDERS FROM THESE CUSTOMERS COULD REDUCE OUR REVENUES.
For the nine-month transition period ended December 31, 2006, two of our customers, each a wholesale distributor, accounted for approximately 61% of our revenue. These same two customers accounted for approximately 92% of our revenue from April 12, 2005 (“Inception”) to March 31, 2006. Any reduction, delay or cancellation of orders from these customers could reduce our revenue.
OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL FLEXIBILITY AND COULD IMPEDE OUR ABILITY TO OPERATE.
As of December 31, 2006, our debt was approximately $3.2 million, including accrued but unpaid interest, current maturities of long-term debt and lines of credit, not including discount. For more information about our financial position, please refer to our “Financial Statements” beginning on page F-1. Our debt includes the following:
On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. At SFP’s option, the SFP Note is convertible, in whole or in part at any time, into shares of common stock. The number of shares that are issuable upon conversion of the SFP Note is equal to the amount determined by dividing: (i) the outstanding principal amount of the SFP Note to be converted; by (ii) the conversion price of $1.388.

On January 25, 2007, we executed a letter agreement with SFP amending the SFP Note. The letter agreement serves to:
•	Amend the interest rate as follows:
•	For the period from August 4, 2006 through February 14, 2007, the SFP Note shall bear interest at the annual rate of eight percent (8%); and

•	For the period from February 15, 2007 through October 15, 2007, the SFP Note shall bear interest at the annual rate of ten percent (10%);
•	Establish the following repayment schedule:
•	One Hundred Thirty Two Thousand Dollars ($132,000) of principal was paid to SFP on February 15, 2007; and

•	The remaining Five Hundred Thousand Dollars ($500,000) of principal shall be paid in equal monthly installments of One Hundred Thousand Dollars ($100,000) beginning on June 15, 2007 with the final payment due on October 15, 2007;
•	Amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness senior in time to the issuance of the SFP Note; and

•	Amend the maturity date of the SFP Note by extending such date to October 15, 2007.
As of December 31, 2006, the outstanding balance under the SFP Note remains $632,000. For more information on this matter, please refer to the sections entitled “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions, and Director Independence—SFP Note.”
On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 for certain provisions that were effective as of August 29, 2006 and amended again on December 8, 2006. The LFC Note is due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. The LFC Note is secured by a first-priority security interest in all of our assets. The first priority security interest provided by us is on a pro-rata basis and pari passu to the senior secured note entered into by us and Aquoral Finance Corp. LLC (“AFC”) dated September 28, 2006 and is senior in right of payment to any and all of our other indebtedness. As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million (excluding the loan discount). For more information on this matter, please refer to the sections entitled “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions, and Director Independence—LFC Note.”
On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC at our request from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note is secured by a first-priority security interest in all of our assets and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note is pari passu with our $1.5 million obligation to LFC. As of December 31, 2006, the outstanding balance under the AFC Note was $968,750 (excluding the loan discount). For more information on this matter, please refer to the sections entitled “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions, and Director Independence—AFC Note.”

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
We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to the expansion of our sales force and with respect to those product candidates that we elect to commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to effectively manage growth could delay the execution of our business plans or disrupt our operations.
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
OUR COMMON STOCK PRICES COULD DECREASE IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD UNDER RULE 144.
A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of one percent of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. If a substantial number of shares of our common stock are sold under Rule 144 or other exemption, it could cause the price of our common stock to go down.
OUR PRINCIPAL STOCKHOLDERS HAVE THE ABILITY TO EXERT SIGNIFICANT CONTROL IN MATTERS REQUIRING STOCKHOLDER VOTE AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.
Mr. Philip S. Pesin, our Chairman and Chief Executive Officer, owns approximately 30.98% of our outstanding common stock and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. In addition, because we are incorporated in Delaware, Delaware corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through such concentration of voting power, Mr. Pesin could delay, deter or prevent a change in control or other business combination that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Mr. Pesin may be influenced by interests that conflict with those of other stockholders. As a result, investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.
For more information on this matter, please refer to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.
Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of December 31, 2006, we had options and warrants outstanding to purchase approximately 20,536,550 shares of our common stock at prices ranging from $0.42 to $2.55 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.
WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.
We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.
WE HAVE THE RIGHT TO ISSUE ADDITIONAL COMMON STOCK AND PREFERRED STOCK WITHOUT THE CONSENT OF STOCKHOLDERS. THIS WOULD HAVE THE EFFECT OF DILUTING INVESTORS’ OWNERSHIP AND COULD DECREASE THE VALUE OF THEIR INVESTMENT.
We have additional authorized, but unissued shares of our common stock that may be issued later by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.
In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board. Our certificate of incorporation has authorized issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.
IT IS POSSIBLE THAT THERE ARE CLAIMS OF WHICH WE ARE UNAWARE THAT MAY COME TO LIGHT IN THE FUTURE AND COST US CONSIDERABLE TIME, EFFORT AND EXPENSE TO RESOLVE.
We were formed by virtue of a merger of a privately-held operational company with a non-operational publicly-traded company. While the publicly-traded company had not been operational for several years prior to the acquisition of Auriga Laboratories, Inc., the privately-held operational company (“Old Auriga”), it is possible that a claim, whether colorable or not, may be asserted against us in the future with respect to matters arising prior to the merger. There can be no assurance that some person will not devise a claim and attempt to assert it against us in the hopes of obtaining some monetary benefit. Resolving such a claim, including by making a monetary payment, may cost us considerable time, effort and expense. Any of these may impair management’s implementation of our business plan with the consequence of a loss of opportunity.

EVOLVING REGULATION OF CORPORATE GOVERNANCE AND EXECUTIVE COMPENSATION MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.
Changing laws, regulations and standards relating to corporate governance, executive compensation, new SEC regulations and the rules of various stock exchanges, are creating uncertainty for public companies. As a result of these new rules, we will incur additional costs associated with our public company reporting requirements. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, which could make it difficult for us to attract and retain qualified persons to serve on our Board.
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
Item 2. Description of Property.
Our executive offices are located at 2029 Century Park East, Suite 1130, Los Angeles, California 90067. The approximately 2,500 square feet office is leased on a month-to-month basis at a monthly rental rate of approximately $10,000. Our administrative and sales and marketing facilities are located at 5555 Triangle Parkway, Norcross, Georgia. The approximately 6,200 square feet is leased until October 31, 2008 at a base rent of $8,749 per month, increasing annually with a rental cap of $9,560 per month. We also occupy approximately 3,900 square feet at the same location, under a sublease terminating on October 19, 2007, at a monthly rental rate of $5,049. We have subleased this space to a non-affiliate party at a monthly rental rate that equals approximately 50% of our monthly obligation under the lease. We also lease approximately 2,490 square feet of office space in Danbury, Connecticut, which lease expires on June 30, 2008. We have subleased this space to a non-affiliate party at a monthly rental rate that equals approximately 75% of our monthly obligation under the lease. We believe that our Los Angeles, California and Norcross, Georgia facilities are currently sufficient for our existing activities; however, we may need to seek additional office space in one or both locations in the near future to accommodate the company’s rapid growth and expansion plans. We believe our facilities are well maintained and in good condition.
Item 3. Legal Proceedings.
We are not a party to any material legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Our common stock has been traded on the OTC Bulletin Board over-the-counter market since July 20, 2006 under the symbol “ARGA.OB.” Prior to the merger in which Old Auriga became our wholly-owned subsidiary on May 17, 2006, our common stock was traded on the OTC Bulletin Board over-the-counter market under the symbol “MLNK.OB.”
There was little trading in our common stock prior to July 20, 2006, and there has only been limited trading since then. Prior to the merger, trading in our common stock was not necessarily based on our operations or prospects, and trading since the merger also may not be fully reflective of those aspects of our business. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock on the OTC Bulletin Board, for the quarters presented. The prices have been adjusted to reflect our 1-for-15 reverse stock split, which became effective at the close of business on July 11, 2006. The prices for the periods prior to that date may not reflect our 1-for-15 reverse stock split. Prices represent inter-dealer quotations without adjustments for markups, markdowns and commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2005
First quarter	$0.15	$0.0001
Second quarter	$0.22	$0.06
Third quarter	$0.14	$0.06
Fourth quarter	$0.18	$0.07
Year ended December 31, 2006
First quarter	$0.52	$0.13
Second quarter	$0.70	$0.18
Third quarter	$3.50	$0.17
Fourth quarter	$1.95	$0.69
On March 12, 2007, the closing sale price for a share of our common stock was $1.85.
Holders
As of March 12, 2007, we had 1,146 stockholders of record of our common stock.
Dividends
We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains certain information relating to outstanding warrants and options to purchase our common stock granted pursuant to compensation arrangements as of December 31, 2006:

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders (1):	20,536,550	$1.12	3,280,533
Equity compensation plans not Approved by security holders (2):	—	—	—

Total	20,536,550	$1.12	3,280,533

(1)	Consists of common stock warrants and non-qualified options to purchase our common stock that have been granted pursuant to our 2005 Stock Option Plan, 2006 Stock Option Plan and our 2006 Equity Incentive Plan. On August 25, 2006, we filed with the SEC a Registration Statement on Form S-8 to register 5,427,489, 7,000,000 and 1,500,000 shares of our common stock issuable under each of the 2005 Stock Option Plan, 2006 Stock Option Plan and 2006 Equity Incentive Plan, respectively.

(2)	We have not granted any shares to purchase our common stock pursuant to equity compensation plans that have not been approved by our stockholders.
Recent Sales of Unregistered Securities
During the past three years, we sold unregistered securities as described below. Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith.
On November 27, 2006, we sold in a private placement 200,000 Units at a price of $1.00 per Unit, for aggregate gross proceeds of $200,000. Each Unit was comprised of one share of our common stock and one common stock purchase warrant. The Units were sold solely to accredited investors. Each common stock warrant included in the Units entitles the holder thereof to purchase one share of our common stock at an exercise price of $1.25 per share through November 27, 2011. Collectively, for this financing, the September 28, 2006 financing and the September 11, 2006 financing, we accrued aggregate finders’ fees of $100,868, which were paid in the form of 250,000 restricted shares of our common stock.
On September 28, 2006, we sold in a private placement 125,000 Units at a price of $1.00 per Unit, for aggregate gross proceeds of $125,000. Each Unit was comprised of one share of our common stock and one common stock purchase warrant. The Units were sold solely to accredited investors. Each common stock warrant included in the Units entitles the holder thereof to purchase one share of our common stock at an exercise price of $1.25 per share through September 28, 2011. Collectively, for this financing, the November 27, 2006 financing and the September 11, 2006 financing, we accrued aggregate finders’ fees of $100,868, which were paid in the form of 250,000 restricted shares of our common stock.

On September 28, 2006, we issued to AFC the AFC Note, which provides for up to $1.5 million of advances to be made by AFC from time to time. As additional consideration for the AFC Note, we agreed that, concurrent with each advance made by AFC under the AFC Note, we would issue to AFC a five-year warrant to acquire one share of our common stock at an exercise price of $1.50 pre share, for each one dollar so advanced. As of November 30, 2006, we have issued warrants to AFC to acquire up to 812,500 shares of our common stock. For more information on this transaction, please refer to the sections entitled “Risk Factors—Risks Related to Our Business,” “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and “Transactions with Related Persons—AFC Note.
On September 11, 2006, we sold in a private placement 965,000 Units at a price of $1.00 per Unit, for aggregate gross proceeds of $965,000. Each Unit was comprised of one share of our common stock and one common stock purchase warrant. The Units were sold solely to accredited investors. Each common stock warrant included in the Units entitles the holder thereof to purchase one share of our common stock at an exercise price of $1.25 per share through September 4, 2011. Collectively, for this financing, the November 27, 2006 financing and the September 28, 2006 financing, we accrued aggregate finders’ fees of $100,868, which were paid in the form of 250,000 restricted shares of our common stock.
On September 6, 2006, we granted Cornerstone 200,000 shares of our common stock as additional consideration for the license to sell the Extendryl® product line pursuant to that certain Amended and Restated License Agreement between us and Cornerstone, effective as of September 6, 2006. For more information on this transaction, please refer to the sections entitled “Description of Business—Specialty Pharmaceutical Products” and “Description of Business—Third Party Agreements.”
On August 31, 2006, we granted Athlon 2,500,000 shares of our common stock as part of the purchase price for an exclusive worldwide license for the Levall® product line, pursuant to that certain Amended and Restated License Agreement between us and Athlon, effective as of August 19, 2006. For purposes of calculating the value of the 2,500,000 shares, we and Athlon have agreed that the per share price shall equal the closing bid price of our common stock on the earlier of: (i) the earliest date after a registration statement covering the resale of such shares is declared effective by the SEC and the twenty day average daily trading volume of our common stock is equal to or greater than 15,000 shares per day; or (ii) the earliest date on which the 2,500,000 shares can be sold under Rule 144(k) of the Securities Act and the twenty day average daily trading volume of our common stock is equal to or greater than 15,000 shares per day. For more information on this transaction, please refer to the section entitled “Description of Business—Specialty Pharmaceutical Products.”
On August 29, 2006, we issued to LFC the LFC Note in the principal amount of $1.5 million. As additional consideration for the LFC Note, we issued to LFC a five-year warrant to acquire up to 1,500,000 shares of our common stock at an exercise price of $1.92 per share. For more information on this transaction, please refer to the sections entitled “Risk Factors—Risks Related to Our Business”, “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and “Transactions with Related Persons—LFC Note.”
On May 17, 2006, pursuant to the merger agreement between us and Old Auriga, all of the stockholders of Old Auriga exchanged their shares of common stock of Old Auriga for 1,000,042 shares of our preferred stock, which was converted into 494,977,491 shares of our common stock. In addition, we assumed each outstanding Old Auriga option and warrant to purchase shares of common stock of Old Auriga, which were converted into an option or warrant, respectively, to purchase shares of our common stock, with the numbers of shares and exercise price being adjusted accordingly.
On April 28, 2006, Old Auriga sold in a private placement 1,478,078 shares of its common stock to accredited investors at a purchase price of $1.85 per share, for an aggregate purchase price of $2,734,844.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the nine month transition period ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the section entitled “Description of Business—Risk Factors” and elsewhere in this Form 10-KSB.
Overview
Background
We are a specialty pharmaceutical company building an industry-changing commission-based sales model. Our high-growth business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance our growing direct relationships with physicians nationwide.
We are focused on delivering unique solutions for the respiratory, dermatology and psychiatry markets. Our product portfolio consists of our Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines. Our Aquoral™ product line, which we launched in February 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or the condition of dry mouth. Xerostomia is a widespread condition that we believe affects approximately 25 million Americans and represents a potential marketplace opportunity that we estimate to exceed $1 billion. Our Zinx™ products are indicated for relief of symptoms associated with the common cold and allergies. Our Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. Additionally, we expect to compete in the $5 billion dermatology marketplace with the introduction of seven newly-branded prescription dermatology products in 2007 using the trade names Akurza™ and Xyralid™.
An innovative, commission-only sales force structure allows us to retain a highly-motivated workforce at a minimal investment. By the end of 2007, we expect to have a total of 275 sales representatives. Our Extendryl®, Levall®, Zinx™ and Aquoral™ product lines are currently promoted by our 200-person sales team targeting allergists, pediatricians, psychiatrists, rheumatologists and select primary care physicians with high prescription volume, while Pharmelle, our co-marketing partner, will promote Aquoral™ to urologists and obstretical and gynecological specialists. Our new dermatology products, which we intend to introduce by mid-2007, will be promoted by our sales team targeting dermatologists with high prescription volume.
Our business strategy has two prongs: (1) acquire rights to valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs; and (2) introduce new brands and capture market share. Our drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. Moving forward, we plan to acquire and/or in-license additional products and technologies to further grow revenues.
Results of Operations
On December 28, 2006, our Board adopted a resolution amending our bylaws for the purpose of changing our fiscal year. The amendment serves to change our fiscal year end from March 31 to December 31, effective December 31, 2006. This Form 10-KSB is a transition report and includes information for the transitional nine month period April 1, 2006 to December 31, 2006.

The following is a numerical summary of certain of our results of operations for the nine month transition period ended December 31, 2006, for the period from our inception, April 12, 2005 (“Inception”), to March 31, 2006, and for the unaudited, pro forma twelve months ended December 31, 2006:

			UNAUDITED
	Nine Months	April 12, 2005	PRO FORMA
	Ended	(INCEPTION)	Twelve Months Ended
	December 31, 2006	To March 31, 2006	December 31, 2006
Net revenues	$3,173,604	$6,596,873	$6,192,905
Cost of goods sold	(1,516,343)	(2,626,488)	(2,551,996)

Gross profit	1,657,261	3,970,385	3,640,909
Operating expenses	(12,209,375)	(5,064,332)	(15,231,554)

Loss from operations	(10,552,114)	(1,093,947)	(11,590,645)
Other expenses	(1,160,510)	(2,056,106)	(3,206,216)

Net loss	$(11,712,624)	$(3,150,053)	$(14,796,861)

Due to the change in fiscal year, the current audit year is a nine month transitional period covering the nine months ended December 31, 2006. The unaudited, pro forma twelve months ended December 31, 2006 is included for comparative purposes only. The following table provides a reconciliation of gross revenues to net revenues for the unaudited, pro forma twelve months ended December 31, 2006 for purposes of providing additional disclosure and detail to our revenues:

UNAUDITED
PRO FORMA
Twelve months Ended
Reconciliation of Gross to Net Revenues	December 31, 2006
Gross revenues	$7,374,069
Less: Sales discounts	(188,128)
Less: Sales returns reserve	(993,035)

Net Revenues	$6,192,905

The following analysis and discussion pertains to our results of operations for the nine month transition period ended December 31, 2006, compared to our results of operations for the period from Inception through March 31, 2006:
We incurred a net loss of $11,712,624 and $3,150,053 for the nine month transition period ended December 31, 2006 and for the period from Inception through March 31, 2006, respectively. This net loss represents a loss from operations of $10,552,114 and $1,093,947 for the nine month transition period ended December 31, 2006 and from Inception to March 31, 2006, respectively, before other expenses of $1,160,510 and $2,056,106 during the same periods. Our net loss increased primarily because our operating expenses increased 141% from $5,064,332 for the period from Inception through March 31, 2006 to $12,209,375 for the nine month transition period ended December 31, 2006. Personnel additions were the primary reason for the significant increase in operating expenses. We added executives, finance, sales representatives, and other positions during this time. Personnel costs include salary, benefits, non-cash compensation expense for stock option grants, and other additional overhead costs.
We had net revenues of $3,173,604 and $6,596,873 for the nine month transition period ended December 31, 2006 and from Inception to March 31, 2006, respectively. Our management expects that sales will increase in the year ended December 31, 2007, although the rate of this increase will depend on the success of our existing product lines, as well as additional products we plan to add to our overall product mix.
Our gross profit for the nine month transition period ended December 31, 2006 and from Inception to March 31, 2006 was $1,657,261 and $3,970,385, respectively. Our gross margin was 52% during the nine month transition period ended December 31, 2006 and 60% from Inception to March 31, 2006, respectively. We anticipate that we will continue to experience similar, or improved, levels of gross margin as we seek out manufacturers, product lines and suppliers with competitive pricing for quality products.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, please refer to the section entitled “Financial Statements” beginning on page F-1 of this Form 10-KSB.
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-KSB. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.
We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the section entitled “Financial Statements” beginning on page F-1 of this Form 10-KSB.
Revenue Recognition
We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectability is reasonably assured. Revenue from sales of our products is recorded, net of allowances and discounts. According to the terms of our sales contracts, a customer may only return up to a specified maximum amount of product under certain conditions. We calculate an estimate for sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold. We recognize royalty revenue when it is earned.
Operating Expenses
We have segregated our recurring operating expenses among four categories: (i) cost of goods sold, including royalties; (ii) sales, marketing and trade expenses; (iii) general and administrative expenses; and (iv) research and development. Cost of goods sold includes the direct costs associated with materials and supplies, royalties and distribution. Sales, marketing and trade expenses include salaries for sales and marketing staff, commissions, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. We expect to continue to increase marketing and development efforts in the future and, as a result, expect this class of expenses to continue to increase. General and administrative expenses include salaries and benefits for our executives, business development, human resources, finance, information technology staffing and general operating expenses. General operating expenses include overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Based on our plans for future growth, we expect our general and administrative costs to increase significantly in the future. Research and development expenses include research into development of proprietary patents, development of applications for rapid-dissolve technology, partnerships with third parties in developing proprietary drug delivery technologies and development of line extensions to our Extendryl® product line. These expenses also include salaries and benefits, legal fees for patent reviews and scientific advisory board stipends attributable to such development activities. Expenses in this area are likely to increase significantly as we develop new and existing products and technologies.

Other Material Events
We are not aware of any current or anticipated material events that are reasonably likely to have a material impact on our future operations or liquidity in the next twelve months.
Off-Balance Sheet Arrangement
We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.
Material Commitments for Capital Expenditures
We do not have any material commitments for capital expenditures at this time and do not anticipate any material commitments in the next twelve months.
Accounting for Stock Options and Warrants Granted to Employees and Non-Employees
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. We expect no changes to our financial reporting as a result of the application of the foregoing because we are already reporting and complying with the fair value method of SFAS No. 123R.
Results of Operations for the Nine Month Transition Period Ended December 31, 2006 and for the Period From Inception Through March 31, 2006
As a result of changing our fiscal year, the following analysis and discussion pertains to our results of operations for the nine month transition period ended December 31, 2006, compared to our results of operations for the period from Inception through March 31, 2006.
Net Revenue. Net revenues decreased 52% to $3.2 million for the nine month transition period ended December 31, 2006, as compared to $6.6 million for the period from Inception through March 31, 2006. This decrease in net revenue is primarily due to nine months of net revenue reflected in the current year as compared to almost twelve months of net revenue reflected in the prior year (April 12, 2005 to March 31, 2006).

Cost of Goods Sold. Cost of goods sold decreased 42% to $1.5 million for the nine month transition period ended December 31, 2006, as compared to $2.6 million for the period from Inception through March 31, 2006. Cost of goods sold includes royalties, materials and supplies, and distribution costs. This decrease in cost of goods sold was the result of a decrease in our revenues for the nine month transition period ended December 31, 2006.
Gross Profit. Gross profit decreased 58% to $1.7 million for the nine month transition period ended December 31, 2006, as compared to $4.0 million for the period from Inception through March 31, 2006. This decrease in gross profit was the result of a decrease in our revenues for the nine month transition period ended December 31, 2006. Our gross margins were 52% for the nine month transition period ended December 31, 2006, as compared to 60% for the period from Inception through March 31, 2006.
Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the nine month transition period ended December 31, 2006 increased 38% to $3.3 million, as compared to $2.4 million for the period from Inception through March 2006. The increase in sales, marketing and trade expenses was due primarily to the addition of sales representatives and significant increases in market research and overall sales and marketing activities, including advertising, sample distribution and promotion. Included in these expenses are $0.3 million of non-cash equity instrument costs for the nine month transition period ended December 31, 2006. We continue to benefit from the salary and benefit expense decreases resulting from the restructuring of the sales force in July 2006 that significantly decreased the number of salaried sales representatives and increased the deployment of independent commission sales representatives working on a straight commission basis. Our sales force will have grown to 200 representatives by the end of March 2007 to fully support our newly acquired product lines and distribution rights, while maintaining a significantly reduced sales and marketing cost structure.
General and Administrative Expense. General and administrative expenses increased 263% to $7.9 million for the nine month transition period ended December 31, 2006, as compared to $2.2 million for the period from Inception through March 31, 2006. The $5.7 million increase was due primarily to increases in non-cash expenses related to equity instruments and also increases in salary and benefit expenses for our executives, finance, information technology, human resources and administrative staff. Included in these expenses are non-cash expenses related to equity instruments of $4.8 million for the nine month transition period ended December 31, 2006.
Research and Development Expense. Research and development expenses increased 98% to $1.0 million for the nine month transition period ended December 31, 2006, as compared to $0.5 million for the period from Inception through March 31, 2006. This increase was primarily due to staff additions and our increased investment in development projects. We expect expenses in this area to continue to increase in the future as we develop new products designed to significantly increase our market share in our targeted market areas.
Interest Expense. Interest expense increased $1.0 million to $1.1 million for the nine month transition period ended December 31, 2006, as compared to $0.1 million for the period from Inception through March 31, 2006. The interest expense is largely comprised of discount amortization on notes payable that began during our quarter ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related-party and the interest incurred in financing accounts receivables with our bank.
Liquidity and Capital Resources
The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:
Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2006, we had cash and cash equivalents on hand of approximately $0.3 million, including $75,000 of restricted cash, a negative working capital position of $3.4 million and long-term product licenses payable of $0.8 million. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, and have also reduced our royalty expenses as a result of the settlement with Athlon (please refer to the section entitled “Financial Statements—Notes to Consolidated Financial Statements; Subsequent Events—Athlon Settlement Agreement”), we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-KSB do not include any adjustments that might result from the outcome of this uncertainty. For more information on this matter, please refer to the Section entitled “Description of Business—Risk Factors; Risks Related to our Business,” as well as to Footnote 3 to our consolidated financial statements for the nine month transition period ended December 31, 2006.

On a going forward basis, our primary business strategy is to continue to focus on our existing Extendryl® and Levall® product lines, and to actively market and promote our new Aquoral™, Zinx™, Akurza™ and Xyralid™ product lines. We may need to secure additional equity or debt financing to adequately fund these strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner or on acceptable terms, we could be forced to curtail or cease operations. Even if we are able to successfully execute these strategies, there can be no assurances that we will ever attain profitability.
Our cash and cash equivalents were $0.3 million, including restricted cash of $75,000, at December 31, 2006, as compared to $0.5 million at March 31, 2006. Net cash used by operating activities for the nine month transition period ended December 31, 2006 was $3.8 million. This use of cash was the result of a net loss of $11.7 million for the nine month transition period ended December 31, 2006, adjusted for non-cash items totaling $7.0 million (consisting primarily of non-cash expenses for equity instruments issued for compensation and services, depreciation and amortization, and amortization of notes payable discounts), an increase in prepaid expenses of $0.3 million and an increase in accounts receivable of $0.2 million. These uses of cash were partially offset by an increase in accounts payable of $1.2 million and an increase in accrued expenses of $0.4 million. Net cash used by operating activities for the period from Inception through March 31, 2006 was $0.9 million, adjusted for non-cash items totaling $2.1 million (consisting primarily of non-cash expenses for equity instruments issued for compensation and services and depreciation and amortization), an increase in accounts receivable of $0.7 million, an increase in inventory of $0.3 million and an increase in prepaid expenses of $0.1 million. These uses of cash were partially offset by an increase in royalties payable of $0.5 million, an increase in accounts payable of $0.5 million and an increase in accrued expenses of $0.3 million.
Net cash used in investing activities for the nine month transition period ended December 31, 2006 was $1.6 million. The uses of cash were for payments for product licenses of $1.5 million and property and equipment for $0.1 million. Net cash used in investing activities for the period from Inception through March 31, 2006 was $0.4 million, which represents purchases of fixed assets.
Net cash provided by financing activities was $5.2 million for the nine month transition period ended December 31, 2006, resulting principally from net proceeds from private stock placement offerings to qualified investors of $3.2 million, proceeds from senior secured notes of $2.5 million, proceeds from senior secured convertible notes of $0.4 million and proceeds from bank notes payable of $0.4 million. These proceeds were partially offset by payments on bank notes payable of $0.6 million and merger costs of $0.7 million. Net cash provided by financing activities for the period from Inception through March 31, 2006 was $1.8 million, resulting from net proceeds from private stock placement offerings to qualified investors and exercise of stock options of $1.3 million, proceeds from stock subscriptions receivable of $0.6 million and proceeds of bank notes payable of $0.2 million. These proceeds were partially offset by payments on a related-party loan of $0.3 million. On August 4, 2006, we paid off all outstanding amounts due to Silicon Valley Bank and terminated the financing arrangement we had with them.
SFP Note
On August 7, 2006, we executed an 8% senior secured convertible note with SFP, an entity owned by Philip S. Pesin, our Chief Executive Officer. The principal sum of the convertible note is $632,000 and is due on May 15, 2007. We began paying interest on the aggregate unconverted and the then-outstanding principal amount of the convertible note monthly in arrears in September 2006.

On January 25, 2007, we executed a letter agreement with SFP amending the SFP Note. The letter agreement serves to:
•	Amend the interest rate as follows:
•	For the period from August 4, 2006 through February 14, 2007, the SFP Note shall bear interest at the annual rate of eight percent (8%); and

•	For the period from February 15, 2007 through October 15, 2007, the SFP Note shall bear interest at the annual rate of ten percent (10%);
•	Establish the following repayment schedule:
•	One Hundred Thirty Two Thousand Dollars ($132,000) of principal was paid to SFP on February 15, 2007; and

•	The remaining Five Hundred Thousand Dollars ($500,000) of principal shall be paid in equal monthly installments of One Hundred Thousand Dollars ($100,000) beginning on June 15, 2007 with the final payment due on October 15, 2007;
•	Amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness senior in time to the issuance of the SFP Note; and

•	Amend the maturity date of the SFP Note by extending such date to October 15, 2007.
As of December 31, 2006, the balance of the note remains $632,000. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Certain Relationships and Related Transactions, and Director Independence—SFP Note.”
LFC Note
On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 and again on December 8, 2006. The LFC Note is due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1,500,000 fully paid and non-assessable shares of our common stock at an exercise price of $1.92. The LFC Note requires us to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of the gross sales by us (less customary deductions) of our Levall® product line during the preceding quarter. This payment obligation continues in perpetuity. The LFC Note is secured by a first-priority perfected security interest in all of our assets. The first priority security interest provided by us contains terms that are pro-rata to the senior secured note, dated September 28, 2006, issued by us to Aquoral Finance Corp. LLC (“AFC”) and is senior in right of payment to any and all of our other indebtedness. We can prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, we and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by us would be subordinated to amounts owed to LFC. SFP is the managing member of LFC. Mr. Pesin contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not our affiliates.
As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million, which balance was offset by a loan discount in the amount of $658,048, resulting in a net balance of $841,952. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Certain Relationships and Related Transactions, and Director Independence—LFC Note.”

AFC Note
On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note is secured by a first-priority security interest in all of our assets, and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we will issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of December 31, 2006, we have issued warrants to AFC to acquire up to 968,750 shares of our common stock. SFP is the managing member of AFC. Our Chief Executive Officer contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Our affiliates may make additional contributions to AFC to fund a portion of future advances under the AFC Note.
As of December 31, 2006, the outstanding balance under the AFC Note was $968,750, which balance was offset by a loan discount in the amount of $348,348, resulting in a net balance of $620,402. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Certain Relationships and Related Transactions, and Director Independence—AFC Note.”
Item 7. Financial Statements.
Our consolidated financial statements and consolidated footnotes thereto required to be included in Item 7 are set forth on page F-1 of this report.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 8A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-KSB. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.
We are not an “accelerated filer” for the 2006 fiscal year because we remain qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, will not apply to us until the fiscal years ended December 31, 2007 and 2008, respectively. Notwithstanding the fact that these internal control requirements do not apply to us at this time, our management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information.
None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
Directors and Executive Officers
As of March 1, 2007, the table below and following summary set forth the name, age and business experience of each of our directors and executive officers. All executive officers are chosen by the Board and serve at the Board’s discretion.

Name	Age	Position
Philip S. Pesin	33	Chief Executive Officer and Chairman of the Board
Andrew Shales	45	Chief Operating Officer and Secretary
Charles R. Bearchell	52	Chief Financial Officer
Alan Roberts	40	Chief Scientific Officer
Dayne Wagoner	41	Director
Brian P. Alleman	50	Director
Steve C. Glover	47	Director
Trevor K. Pokorney	40	Director
Philip S. Pesin was a founder and director of Old Auriga since Inception. Mr. Pesin was appointed Chairman of the Board in December 2005 and was named Chief Executive Officer, Chief Financial Officer and Secretary on March 29, 2006. In July 2006 and November 2006, Mr. Pesin relinquished his Secretary and Chief Financial Officer positions to Mr. Shales and Mr. Bearchell, respectively. Mr. Pesin is an attorney and certified public accountant. He is the founder of the Sorrento Financial Group, LLC, a financial services company specializing in private equity and business consulting. He is also a member of the bar associations of California and the District of Columbia, and holds a Master of Laws degree from The Georgetown University Law Center, a Juris Doctor from the University of San Diego School of Law and a Bachelor of Science in finance from The University of Arizona.
Andrew Shales joined Old Auriga in December 2005 and was named our Chief Operating Officer in March 2006 and Secretary in July 2006. Mr. Shales has been a sales and marketing leader in the pharmaceutical industry for nearly 20 years, with extensive experience in building commercial teams, strategic and financial planning, implementation and opinion leader development. He leads our sales force and marketing initiative to establish our drug offerings nationally. From December 2003 to November 2005, Mr. Shales served as vice president of sales and marketing for Synthon Pharmaceuticals, Inc., a global development-based company specializing in ANDA and 505(b)(2) NDA drug applications. He was responsible for building the marketing and sales functions from inception as Synthon transitioned from a generics company to one marketing both generic and branded products. From May 2001 to May 2003, he was vice president of marketing at First Horizon Pharmaceutical Corporation, an acquisition-driven specialty pharmaceutical company with products in the therapeutic areas of cough and cold, women’s health, gastrointestinal and cardiology. From October 1997 to May 2001 at UCB Pharma, Inc., Mr. Shales served as group product director for central nervous system products and built the CNS marketing function from inception for the launch of Keppra®, a leading medication for seizures. He also managed the Zyrtec® product, which was co-promoted by UCB Pharma and Pfizer. Earlier in his career, Mr. Shales served in a range of sales and marketing roles at companies that included Medeva Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. and Damon Clinical Laboratories. He earned a B.A. degree in Psychology from King’s College, Wilkes-Barre, Pennsylvania.

Charles R. Bearchell joined us as Chief Financial Officer in November 2006. Mr. Bearchell brings a wealth of finance and accounting expertise across multiple industries including medical, consumer products, aerospace and on-line services. Over his 30 years of experience, Mr. Bearchell has held management positions in both the public and private sectors. In the past year, Mr. Bearchell has served as a financial consultant to a publicly-held California company that designs, develops, markets and services rapid three-dimensional printing, prototyping and manufacturing. In his consulting function, Mr. Bearchell was responsible for the company’s securities and accounting compliance for financial reporting, including preparing reports for filing with the Securities and Exchange Commission. From 2003 to 2005, Mr. Bearchell served as the chief financial officer for YouBet.com, Inc. (NASDAQ SmallCap: UBET), where he managed all accounting, financial and treasury functions for the publicly-held online gaming company with $60 million in revenues and 82 employees. From 2001 to 2003, Mr. Bearchell was the controller for The Plastic Surgery Company, Inc., where he managed a variety of accounting functions for the publicly-held company with $40 million in revenue. Prior to joining The Plastic Surgery Company, Inc., Mr. Bearchell was the chief financial officer for AVTEL Services, Inc., where he managed all accounting and financial operations for the privately-held, $40 million aircraft, maintenance and storage company. Mr. Bearchell also served as a Staff Accountant in the Los Angeles Branch of the Securities and Exchange Commission from 1976 to 1985. Mr. Bearchell holds a bachelor of science degree in Business Administration from California State University, Northridge and a juris doctor degree from Southwestern University Law School in Los Angeles.
Alan Roberts joined us as Senior Vice President, Scientific Affairs in March 2006. In March 2007, Mr. Roberts was promoted to the position of Chief Scientific Officer. In his capacity as Senior Vice President, Scientific Affairs, Mr. Roberts was our principal scientific advisor, responsible for development, regulatory, quality, compliance, medical affairs and manufacturing operations, where he reported directly to our Chief Operating Officer. In addition to his work for us, Mr. Roberts has a broad base of experience spanning more than 17 years in the pharmaceutical industry. From June 2000 until joining us, Mr. Roberts served in various capacities from director, regulatory, quality, and manufacturing to vice president, global manufacturing and development for First Horizon Pharmaceutical Corporation (NASDAQ: SCRX), where he established the regulatory, technical and development environments for that company’s transition from non-application, ethical pharmaceuticals to FDA-approved, application products. Prior to joining First Horizon Pharmaceutical Corporation, Mr. Roberts served as vice president, research and development, for Mikart, Inc., a private, pharmaceutical contract manufacturer, where he was instrumental in establishing that company’s development program and achieving FDA application approvals. Mr. Roberts’ prior experience also includes key management positions in regulatory and development with Solvay Pharmaceuticals, Inc. and the Medical University of South Carolina’s Pharmaceutical Development Center, respectively. Mr. Roberts holds a B.S. in Microbiology from Clemson University.
Dayne Wagoner became a director of Old Auriga in December 2005. In 1995, Mr. Wagoner founded Edge Development, Inc. and from that time to the present he has been its chief executive officer. Edge Development, Inc. is a leading contractor in the United States. Edge Development, Inc. is an Inc. 500 Corporation and an ENR Top 400 Contractor in the United States. Mr. Wagoner is a director on the board of Full Circle Industries, Inc. and is involved in various nonprofit community organizations. He currently sits on the board of directors of the Temecula Valley Chamber of Commerce and is vice chair on the board of the Boys & Girls Club of the Southwest. Mr. Wagoner holds a Bachelor of Science degree in Accounting from Arizona State University.
Brian P. Alleman was named a member of our Board in July 2006. He is also the Chairman of each of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Since August 2002, Mr. Alleman has served as a partner in the Denver office of Tatum LLC (“Tatum”), a national firm of experienced chief financial officers serving as full-time, part-time, interim, project or on-staff professionals to provide financial solutions and financial support to client companies. While at Tatum, Mr. Alleman has served as the chief financial officer to Simtek Corporation (since 2005), Spectrum Mapping (from November 2004 to May 2006) and Polar Molecular Holding Corporation (from August 2003 to August 2004). Prior to joining Tatum, Mr. Alleman worked with TCW Capital and his specific assignments included Centuri Corporation, where he was the chief operating officer from August 2000 to June 2002 and the chief financial officer from April 1993 to June 2002. Mr. Alleman holds a Bachelor of Science, Accounting, from Seton Hall University and is a certified public accountant. He is a member of the American Institute of Certified Public Accountants, the New Jersey State Society of CPA’s, the National Association of Corporate Directors and the Association for Corporate Growth.

Steve C. Glover was named a member of our Board in November 2006. He also serves on the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. In 2001, Mr. Glover founded and was the chief executive officer of Triangular Health Inc., a privately-held company specializing in software and services for small medical group practices and market intelligence services. From 2003 until December 2006, Mr. Glover was employed by Andrx Therapeutics, a division of Andrx Corp. of Weston, Florida, where he held the position of senior vice president and general manager. In addition to experience with several other successful biopharmaceutical companies, Mr. Glover was the director of strategic information services at Amgen, Inc., and held key executive positions at Hoffman-Laroche, where he was responsible for significant sales increases and marketing programs for major pharmaceutical products.
Trevor K. Pokorney was named a member of our Board in March 2007. He also serves on the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Pokorney has extensive business and financing experience, and has lead and helped finance a number of successful high-tech startups. He is currently the chief operating officer of Gemini Environmental, a startup company in the natural gas industry. Prior to Gemini, he was the operations manager of Intel’s Acceleration Products Division (formerly Conformative Systems, Inc.), where he had also been vice president of operations before it was acquired by Intel in 2005. Prior to Intel, he was senior vice president of sales, marketing and manufacturing logistics at Newisys, Inc., a startup company which was the first to introduce an enterprise server based on AMD’s new x86-64 processor. At Newisys, he oversaw the development and introduction of several product lines and drove sales to a $200 million annual run rate within four years. Before Newisys, he served as the vice president of operations for Living.com, a startup e-commerce company, which supplied furniture and home accessories to the U.S. market. Financed by Benchmark Capital, GE Capital and Starbucks, Mr. Pokorney helped Living.com enter a multi-million-dollar strategic alliance with Amazon.com to create a “Home Living” store at Amazon.com. Mr. Pokorney holds a Master of Science degree from Carnegie Mellon University Graduate School of Industrial Administration, Manufacturing and Operations Management where he graduated magna cum laude. He earned his Bachelor of Science in Mechanical Engineering from the University of Texas at Austin, graduating summa cum laude.
Director Service and Compensation
All of our directors hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws.
Our non-employee directors receive a directors’ fee of $2,500 per month, in addition to reimbursement for any expenses incurred by them in attending Board meetings. We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he may be a party as a result of his position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.
Board Committees
From time to time the Board appoints and empowers committees to carry out specific functions on behalf of the Board. The following describes the current committees of the Board and their members:
Audit Committee
Our Audit Committee consists of Messrs. Alleman (Chairman), Glover and Pokorney. Our Board has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. Each of the members of the Audit Committee of the Board are “independent” within the meaning of Rule 10A-3 of the Exchange Act, and each of the members are able to read and understand fundamental financial statements. In addition, the Board has determined that Mr. Alleman meets the SEC’s definition of an “audit committee financial expert.” The Audit Committee Charter is available on our website, located at http://www.aurigalabs.com, under the tab “Investors—Corporate Governance.”

Compensation Committee
Our Compensation Committee consists of Messrs. Alleman (Chairman), Glover and Pokorney. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock incentive and stock option plans. Each of the members of the Compensation Committee of the Board are independent within the rules of the SEC. The Compensation Committee Charter is available on our website, located at http://www.aurigalabs.com, under the tab “Investors—Corporate Governance.”
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Messrs. Alleman (Chairman), Glover and Pokorney. The Nominating and Corporate Governance Committee identifies individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, selects, or recommends for the Board’s selection, the director nominees for each annual meeting of stockholders, develops and recommends to the Board a set of corporate governance principles applicable to us, and oversees the annual evaluation of the Board and our management. The Nominating and Corporate Governance Committee is also authorized to review related-party transactions for potential conflicts of interest. Each of the members of the Nominating and Corporate Governance Committee of the Board are independent within the rules of the SEC. The Nominating and Corporate Governance Committee Charter is available on our website, located at http://www.aurigalabs.com, under the tab “Investors—Corporate Governance.”
Director Candidate Proposals
Our Nominating and Corporate Governance Committee may consider director candidates recommended by our stockholders. If a stockholder wishes to propose a director nominee for consideration by the Nominating and Corporate Governance Committee, he or she may do so by submitting name(s) and supporting information to: Nominating and Corporate Governance Committee, c/o Auriga Laboratories, Inc., 2029 Century Park East, Suite 1130, Los Angeles, California 90067. When submitting nominees for consideration, a stockholder should explain why the proposed director nominee meets the factors that the Nominating and Corporate Governance Committee considers important. He or she should also provide a written resume of the proposed director candidate, detailing relevant experience and qualifications, as well as a list of references. The Nominating and Corporate Governance Committee will review the resume and may contact references. It will decide based on the resume and references whether to proceed to a more detailed investigation. All director candidates proposed will be evaluated by the same criteria regardless of who proposes the candidate.
The above-described procedures were adopted by the Board and the Nominating and Corporate Governance Committee on March 15, 2007.
Code of Ethics
Between the period from Inception to February 22, 2007, we had not adopted a written Code of Ethics applicable to our senior management and senior financial staff. However, effective as of March 1, 2007, our Board has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, as well as to our other senior management and senior financial staff. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to: Investor Relations, c/o Auriga Laboratories, Inc., 2029 Century Park East, Suite 1130, Los Angeles, California 90067. Our Code of Ethics is also available, and is incorporated herein by reference, on our website, located at http://www.aurigalabs.com, under the tab “Investors—Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.
Item 10. Executive Compensation.
The following section contains information about the compensation paid to our executive officers and directors during the “last completed fiscal year” (as that phrase is used in Item 402 of Regulation S-B promulgated under the Securities Act). For purposes of this section, the “last completed fiscal year” consists of the nine month transition period commencing April 1, 2006 and ending December 31, 2006. Prior to December 29, 2006, our fiscal year-end was March 31; however, on December 29, 2006, the Board resolved to amend our bylaws to provide that our fiscal year-end is December 31. Consequently, our “last completed fiscal year” is the nine month transition period ended December 31, 2006.
Summary Compensation Table
The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer during the last completed fiscal year, along with all other executive officers whose total compensation exceeded $100,000 in the nine month transition period ended December 31, 2006 (the “named executive officers”).

				Stock		All Other
Name and		Salary	Bonus	Awards (1)	Option Awards (1)	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Philip S. Pesin, Chief Executive Officer (2)	2006	$286,462	$232,000	$400,000	—	$8,960	$927,422
Charles R. Bearchell, Chief Financial Officer (3)	2006	$18,750	—	—	$235,160	$750	$254,660
Andrew Shales, Chief Operating Officer and Secretary (4)	2006	$148,942	—	$200,000	$388,014	$6,300	$743,256
Alan Roberts, Chief Scientific Officer (5)	2006	$154,487	—	$101,250	$32,334	$25,000	$313,071
Guy Amato, Former Chief Executive Officer — Employment ceased effective March 28, 2006	2006	$11,683	—	—	—	—	$11,683
Glynn Wilson, Former Chief Scientific Officer — Employment ceased effective August 25, 2006	2006	$136,427	—	—	—	$7,200	$143,627

(1)	Based upon the aggregate grant date fair value computed in accordance with SFAS No. 123R (revised 2004), Share-Based Payment.

(2)	Mr. Pesin was appointed our Chief Executive Officer on March 29, 2006. For more information on Mr. Pesin’s salary, please refer to the section entitled “Employment Agreements and Change of Control Provisions.” For the column entitled “All Other Compensation,” Mr. Pesin received $8,960 as reimbursement for relocation expenses to Los Angeles, California. Mr. Pesin’s bonus was awarded effective as of May 17, 2006. The amount of the bonus is included in that certain $632,000 convertible promissory note issued by us to Mr. Pesin on August 4, 2006. For more information on this promissory note, please refer to the section entitled “Certain Relationships and Related Transactions, and Director Independence—SFP Note.” Mr. Pesin was granted an award of 200,000 shares of our common stock in August 2006.

(3)	Mr. Bearchell was appointed our Chief Financial Officer effective as of November 20, 2006. For more information on Mr. Bearchell’s salary, please refer to the section entitled “—Employment Agreements and Change of Control Provisions.” For the column entitled “All Other Compensation,” Mr. Bearchell receives $750 per month as a car allowance.

(4)	Mr. Shales was appointed our Chief Operating Officer on March 29, 2006 and Secretary on July 11, 2006. For more information on Mr. Shales’ salary, please refer to the section entitled "—Employment Agreements and Change of Control Provisions.” For the column entitled “All Other Compensation,” Mr. Shales receives an annual amount of $8,400 as a car allowance. Mr. Shales was granted an award of 100,000 shares of our common stock in August 2006.

(5)	Mr. Roberts was appointed our Senior Vice President of Scientific Affairs on March 1, 2006 and then appointed our Chief Scientific Officer on March 1, 2007. For the column entitled “All Other Compensation,” Mr. Roberts earned a retention bonus in the amount of $25,000 during the nine-month transitional period ended December 31, 2006. Mr. Roberts was granted an award of 75,000 shares of our common stock in October 2006.
Employment Agreements and Change of Control Provisions
On May 17, 2006, we entered into an employment agreement with Mr. Pesin to be employed as our Chief Executive Officer. The agreement replaced the prior employment agreement that we had entered into with Mr. Pesin on March 29, 2006. The agreement provides for a base salary of $360,000 annually, with incentive bonuses to be based on objective or subjective criteria established by the Board. We may terminate Mr. Pesin’s employment at any time with or without cause. If Mr. Pesin is terminated without cause, he will be entitled to severance pay equal to his base salary for a period of twelve months following his termination, plus continued health benefits for approximately twelve months following his termination. In addition, if we terminate Mr. Pesin without cause, then the vested portion of the shares subject to the warrant granted to him on March 29, 2006 shall be determined by adding twelve months to the actual length of his service with us.
Mr. Pesin receives no benefits if he is terminated for cause. If Mr. Pesin is terminated without cause or resigns for good cause within twelve months after our change in control, then he will be entitled to severance pay equal to his base salary for a period of twelve months following his termination, plus his target bonus for the year in which the termination occurs, plus continued health benefits for approximately twelve months following his termination. In addition, if Mr. Pesin is terminated without cause or resigns for good cause within twelve months after our change in control, then all shares subject to the warrant granted to Mr. Pesin on March 29, 2006 shall vest.
On November 8, 2006, we entered into an employment agreement with Charles R. Bearchell in connection with his appointment as our Chief Financial Officer. Under the employment agreement, Mr. Bearchell will receive an annual base salary of $195,000. The employment agreement also provides that Mr. Bearchell will be eligible to earn a bonus from us, with an annual target payout of thirty percent of his base salary and with a minimum annual payout of ten percent of his base salary. The minimum annual bonus will be payable by us semi-annually commencing with the first full fiscal year following Mr. Bearchell’s appointment. The actual bonus payout in excess of the minimum annual amount shall be determined based upon our achievement level against certain financial and other performance objectives. The employment agreement also provides for the grant to Mr. Bearchell of an option to acquire up to 750,000 shares of our common stock. Mr. Bearchell will also be eligible to participate in our employee benefit programs (including medical, dental and other insurance programs) generally available to all of our full-time employees. The employment agreement also contains severance provisions and other covenants, but does not provide for benefits to Mr. Bearchell in the event of our change of control.

On July 11, 2006, we entered into an employment agreement with Andrew Shales in connection with his appointment as our Chief Operating Officer (effective as of March 29, 2006) and Secretary. Pursuant to the terms of the agreement, as compensation for his service, Mr. Shales will be paid $205,000 per year, will receive a car allowance of $8,400 per year and will be eligible to participate in an executive incentive plan, pursuant to which Mr. Shales may become eligible to receive a target bonus of up to forty percent of his base salary. The employment agreement also provides for the grant to Mr. Shales of an option to acquire up to 250,000 shares of our common stock. The employment agreement provides that in the event that Mr. Shales is terminated for any reason other than for cause, the foregoing option, as well as all other options held by him as of the date of the employment agreement, shall automatically vest in full as of the date of such termination. The employment agreement may be terminated at any time, with or without cause, by either party, provided that in the event that Mr. Shales is terminated for any reason other than for cause, he will be entitled to receive a severance payment equal to up to six months of his then-base salary, provided he executes a general release and severance agreement. Mr. Shales’ employment agreement does not provide for benefits in the event of our change of control.
On March 2, 2006, we entered into an employment agreement with Alan Roberts in connection with his appointment as our Chief Scientific Officer. Pursuant to the terms of the agreement, as compensation for his service, Mr. Roberts will be paid an annual salary of $205,000, will be eligible for a monthly car allowance and will be eligible to participate in an executive incentive plan, pursuant to which Mr. Roberts may become eligible to receive a target bonus of up to forty percent of his base salary. The employment agreement also provides for the grant to Mr. Roberts of an option to acquire up to 275,000 shares of our common stock. The employment agreement provides that in the event that Mr. Roberts is terminated for any reason other than for cause, the foregoing option, as well as all other options held by him as of the date of the employment agreement, shall automatically vest in full as of the date of such termination. The employment agreement may be terminated at any time, with or without cause, by either party, provided that in the event that Mr. Roberts is terminated for any reason other than for cause, he will be entitled to receive a severance payment equal to up to six months of his then-base salary, provided he executes a general release and severance agreement. Mr. Roberts’ employment agreement does not provide for benefits in the event of our change of control.
Indemnification
Our certificate of incorporation provides that no officer or director shall be personally liable to us or our stockholders for monetary damages except as provided pursuant to Delaware law. Our bylaws and certificate of incorporation also provides that we shall indemnify and hold harmless each person who serves at any time as a director, officer, employee or agent of us from and against any and all claims, judgments and liabilities to which such person shall become subject by reason of the fact that he is or was a director, officer, employee or agent of us, and shall reimburse such person for all legal and other expenses reasonably incurred by him in connection with any such claim or liability. We also have the power to defend such person from all suits or claims in accordance with Delaware law. The rights accruing to any person under our bylaws and certificate of incorporation do not exclude any other right to which any such person may lawfully be entitled, and we may indemnify or reimburse such person in any proper case, even though not specifically provided for by our bylaws or certificate of incorporation.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Outstanding Equity Awards At Fiscal Year End
The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of December 31, 2006:

	Option Awards					Stock Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of			Number	Market
	Securities	Securities	Securities			of Shares	Value of
	Underlying	Underlying	Underlying			of Stock	Shares of
	Unexercised	Unexercised	Unexercised	Option		That Have	Stock That
	Options	Options	Unearned	Exercise	Option	Not	Have Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)
Philip S. Pesin, Chief Executive Officer (1)	—	—	—	—	—	—	—
Charles R. Bearchell, Chief Financial Officer (2)	291,667	458,333	458,333	$1.26	11/6/2016	—	—
Andrew Shales,	187,586	812,873	812,873	$0.50	3/01/2016
Chief Operating Officer	66,697	333,486	333,486	$0.93	3/29/2016	—	—
and Secretary (3)	37,500	262,500	262,500	$1.38	7/16/2016
Alan Roberts,	—	1,000,459	1,000,459	$0.50	3/01/2016
Chief Scientific Officer (4)	—	400,183	400,183	$0.93	3/29/2016	—	—
	—	25,000	25,000	$1.38	7/16/2016
Guy Amato, Former Chief Executive Officer; employment ceased effective March 28, 2006.	—	—	—	—	—	—	—
Glynn Wilson, Former Chief Scientific Officer; employment ceased effective August 25, 2006.	—	—	—	—	—	437,705	$393,935

(1)	Mr. Pesin was appointed our Chief Executive Officer on March 29, 2006.

(2)	Mr. Bearchell was appointed our Chief Financial Officer effective as of November 20, 2006. Mr. Bearchell was granted a non-statutory stock option to purchase 750,000 shares of our common stock, which option vests as follows: 1/3 of the shares vest immediately and 1/36th of the shares vest in equal monthly installments, commencing one month after appointment and ending on the third anniversary of his appointment as our Chief Financial Officer. The options are exercisable at $1.26 per share.

(3)	Mr. Shales was appointed our Chief Operating Officer on March 29, 2006 and our Secretary on July 11, 2006. On each of March 7, 2006, March 28, 2006 and July 6, 2006, Mr. Shales was granted a non-statutory stock option to purchase 1,000,459, 400,184 and 300,000 shares of our common stock, respectively. The stock option shares granted on March 7, 2006 vest as follows: 12/48th of the shares vest on December 19, 2006; thereafter, 1/48th of the shares vest in equal monthly installments commencing on January 19, 2007 and ending on December 19, 2009. The stock option shares granted on March 28, 2006 vest as follows: 12/48th of the shares vest on March 29, 2007; thereafter, 1/48th of the shares vest in equal monthly installments commencing on April 29, 2007 and ending on March 29, 2010. The stock option shares granted on July 6, 2006 vest as follows: 12/48th of the shares vest on July 6, 2007; thereafter, 1/48th of the shares vest in equal monthly installments commencing on August 6, 2007 and ending on July 6, 2010. The stock option shares are exercisable at $0.50, $0.925 and $1.38 per share, respectively.

(4)	Mr. Roberts was appointed our Senior Vice President of Scientific Affairs on March 1, 2006 and then appointed our Chief Scientific Officer on March 1, 2007. On each of March 1, 2006, March 29, 2006 and July 6, 2006, Mr. Roberts was granted a non-statutory stock option to purchase 1,000,459, 400,183 and 25,000 shares of our common stock, respectively. The stock option shares granted on March 1, 2006 vest as follows: 12/48th of the shares vest on February 27, 2007; thereafter, 1/48th of the shares vest in equal monthly installments commencing on March 27, 2007 and ending on February 27, 2010. The stock option shares granted on March 29, 2006 vest as follows: 12/48th of the shares vest on March 29, 2007; thereafter, 1/48th of the shares vest in equal monthly installments commencing on April 29, 2007 and ending on March 29, 2010. The stock option shares granted on July 6, 2006 vest as follows: 12/48th of the shares vest on July 6, 2007; thereafter, 1/48th of the shares vest in equal monthly installments commencing on August 6, 2007 and ending on July 6, 2010. The stock option shares are exercisable at $0.50, $0.925 and $1.38 per share, respectively.

Director Compensation
The following table sets forth information concerning the compensation of our directors during the nine month transition period ended December 31, 2006:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards (1)	Awards (1)	Compensation	Total
Name	($)	($)	($)	($)	($)
Brian P. Alleman (2)(3)(4)	—	$213,500	$258,760	—	$472,260
Steve C. Glover (2)(3)	—	$13,500	$224,177	—	$237,677
Dayne Wagoner (2)(4)	$3,500	$213,500	—	—	$217,000

**	Note that Mr. Pokorney was not appointed to our Board until March 1, 2007.

(1)	Based upon the aggregate grant date fair value computed in accordance with SFAS No. 123R (revised 2004), Share-Based Payment.

(2)	Our directors receive $2,500 per month as Board retainer fees; however, in November 2006, each of our directors agreed to receive a grant of 15,000 shares of our common stock in lieu of six months’ of Board retainer fees. Mr. Wagoner was issued certain Board retainer fees in cash prior to November 2006.

(3)	Each of the independent directors listed above also received a warrant to purchase 200,000 shares of our common stock upon their appointment to the Board. The warrant vests as follows: 50% of the warrant vests upon appointment to the Board, and so long as the director continues to serve on the Board, 1/24th of the warrant vests each month thereafter.

(4)	In August 2006, Messrs. Alleman and Wagoner were each issued 100,000 shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 12, 2007 by: (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each member of our Board; (iii) the named executive officers; and (iv) all of our current executive officers and directors as a group.
The number of shares and the percentage of shares beneficially owned by each such person or entity, as set forth below, include shares of common stock that such person or group has the right to acquire on or within sixty days after March 12, 2007 pursuant to the exercise of warrants or the conversion of convertible securities.

	Shares Beneficially Owned (1)
Name	Common Stock	Percentage
Philip S. Pesin (2)	14,697,928	30.98%
Craig Collard (3)	3,814,732	9.07%
Timothy F. Curran (4)	3,201,468	7.61%
Dayne Wagoner (5)	3,026,091	7.17%
Andrew Shales (6)	568,940	1.34%
Alan Roberts (7)	475,183	1.12%
Charles R. Bearchell (8)	347,216	*
Brian P. Alleman (9)	132,494	*
Steve C. Glover (10)	160,831	*
Trevor K. Pokorney (11)	108,332	*
All Executive Officers and Directors as a Group (8 persons)	19,517,015	42.37%

*	Less than 1%

(1)	Applicable percentage of ownership is based upon 42,053,759 shares of our common stock outstanding as of March 12, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of March 12, 2007 are deemed outstanding for computing the shares and percentage ownership of the person or entity holding such warrants or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2)	Consists of: (i) 3,804,670 shares held of record by Mr. Pesin; (ii) 500,237 shares held of record by Mr. Pesin’s spouse; (iii) 1,258,653 shares held of record by SFP, of which Mr. Pesin is the sole owner; (iv) 125,000 shares that SFP currently has the right to acquire pursuant to a warrant; (v) 360,230 shares that SFP currently has the right to acquire pursuant to that certain $500,000 convertible promissory note; (vi) 3,721,844 shares that are held of record by TSFG II, LP, of which Mr. Pesin is the general partner; (vii) 4,802,294 shares that Mr. Pesin currently has the right to acquire pursuant to a warrant; and (viii) 125,000 shares that Mr. Pesin currently has the right to acquire pursuant to a warrant. Mr. Pesin has sole voting and dispositive power over the shares that he holds of record, and Mr. Pesin shares voting and dispositive power over the shares that are held by Mrs. Pesin, SFP and TSFG II, LP. The address for this stockholder is c/o Auriga Laboratories, Inc., 2029 Century Park East, Suite 1130, Los Angeles, California 90067. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Certain Relationships and Related Transactions, and Director Independence—SFP Note.”

(3)	Includes 3,612,062 shares held by record by the Collard Family Trust of which Mr. Collard is the trustee and 168,880 shares held of record by the Craig Collard Irrevocable Trust. The address for this stockholder is 107 Trellingwood Drive, Morrisville, North Carolina 27560.

(4)	The address for this stockholder is c/o Auriga Laboratories, Inc., 5555 Triangle Parkway, Suite 300, Norcross, GA 30092.

(5)	Consists of: (i) 90,100 shares held of record by Mr. Wagoner; (ii) 150,000 shares that The Wagoner Family Trust (the “Trust”) currently has the right to acquire pursuant to a warrant; and (iii) 2,785,991 shares that are held of record by the Trust. Mr. Wagoner is the trustee of the Trust. The address for this stockholder is c/o Auriga Laboratories, Inc., 2029 Century Park East, Suite 1130, Los Angeles, California 90067.

(6)	Includes options to purchase 1,700,643 shares at prices between $0.50 and $1.38 per share, of which 418,940 have vested or will vest within 60 days of March 12, 2007. The options expire between March 7, 2016 and July 6, 2016. The address for this stockholder is c/o Auriga Laboratories, Inc., 5555 Triangle Parkway, Suite 300, Norcross, GA 30092.

(7)	Includes options to purchase 1,425,642 shares at prices between $0.50 and $1.38 per share, of which 400,183 have vested or will vest within 60 days of March 12, 2007. The options expire between March 7, 2016 and July 6, 2016. The address for this stockholder is c/o Auriga Laboratories, Inc., 5555 Triangle Parkway, Suite 300, Norcross, GA 30092.

(8)	Includes options to purchase 750,000 shares at $1.26 per share, of which 347,216 have vested or will vest within 60 days of March 12, 2007. The options expire on November 20, 2016. The address for this stockholder is c/o Auriga Laboratories, Inc., 5555 Triangle Parkway, Suite 300, Norcross, GA 30092.

(9)	Includes a warrant to purchase 200,000 shares at $2.55 per share, of which 37,494 have vested or will vest within 60 days of March 12, 2007. The warrant expires on July 13, 2016. The address for this stockholder is 12861 Serenity Park Drive, Colorado Springs, Colorado 80921.

(10)	Includes a warrant to purchase 200,000 shares at $1.50 per share, of which 145,831 have vested or will vest within 60 days of March 12, 2007. The warrant expires on September 21, 2016. The address for this stockholder is 108 Dockside Circle, Weston, Florida 35327.

(11)	Includes an option to purchase 200,000 shares at $0.72 per share, of which 108,832 have vested or will vest within 60 days of March 12, 2007. The options expire on February 1, 2017. The address for this stockholder is c/o Auriga Laboratories, Inc., 5555 Triangle Parkway, Suite 300, Norcross, GA 30092.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
AFC Note
On September 28, 2006, we issued to AFC the AFC Note. The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note is secured by a first-priority security interest in all of our assets, and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we will issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of December 31, 2006, we have issued warrants to AFC to acquire up to 968,750 shares of common stock. As of December 31, 2006, the outstanding balance under the AFC Note was $968,750, which was offset by a loan discount in the amount of $348,348. SFP is the managing member of AFC. Our Chief Executive Officer contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Our affiliates may make additional contributions to AFC to fund a portion of future advances under the AFC Note. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources.”

LFC Note
On August 29, 2006, we issued to LFC the LFC Note in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 and again on December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1,500,000 fully paid and non-assessable shares of our common stock at an exercise price of $1.92. The LFC Note requires us to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of the gross sales by us (less customary deductions) of our Levall® product line during the preceding quarter . This payment obligation continues in perpetuity. The LFC Note is secured by a first-priority perfected security interest in all of our assets. The first priority security interest provided by us contains terms that are pro-rata to the senior secured note, dated September 28, 2006, issued by us to AFC and is senior in right of payment to any and all of our other indebtedness. We can prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, we and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by us would be subordinated to amounts owed to LFC. As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million, which was offset by the loan discount in the amount of $658,048. SFP is the managing member of LFC. Mr. Pesin contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not our affiliates. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources.”
SFP Note
On August 4, 2006, we issued to SFP a senior secured convertible note in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. Mr. Pesin is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000: (i) $400,000 represents funds advanced by SFP to us; and (ii) $232,000 represents an accrued bonus that was owed by us to Mr. Pesin. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time, into shares of our common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing: (i) the outstanding principal amount of the SFP Note to be converted; by (ii) the conversion price of $1.388.
On January 25, 2007, we executed a letter agreement with SFP amending the SFP Note. The letter agreement serves to:
•	Amend the interest rate as follows:
•	For the period from August 4, 2006 through February 14, 2007, the SFP Note shall bear interest at the annual rate of eight percent (8%); and

•	For the period from February 15, 2007 through October 15, 2007, the SFP Note shall bear interest at the annual rate of ten percent (10%);
•	Establish the following repayment schedule:
•	One Hundred Thirty Two Thousand Dollars ($132,000) of principal was paid to SFP on February 15, 2007; and

•	The remaining Five Hundred Thousand Dollars ($500,000) of principal shall be paid in equal monthly installments of One Hundred Thousand Dollars ($100,000) beginning on June 15, 2007 with the final payment due on October 15, 2007;

•	Amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness senior in time to the issuance of the SFP Note; and
•	Amend the maturity date of the SFP Note by extending such date to October 15, 2007.
As December 31, 2006, the balance of the note remains $632,000. For more information on this matter, please refer to the sections entitled “Description of Business—Risk Factors; Risks Related to Our Business” and “Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources.”
SFG Services Agreement
In July 2005, we entered into an agreement for advisory services with the Sorrento Financial Group, LLC (“SFG”), an entity owned by Mr. Pesin. During the period ended March 31, 2006, we paid $90,000 to SFG for advisory services. On April 28, 2006 under an amended and restated agreement, we paid $250,000 to SFG for its financial advice and structuring of a successful private placement funding. The amended and restated agreement with SFG expired in accordance with its terms on April 30, 2006.
Cornerstone License Agreement
We obtained our rights to the Extendryl® product line through an exclusive license with Cornerstone on May 24, 2005, which was amended on September 6, 2006. This license gives us the exclusive worldwide right to market and sell the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. At the time of the execution of the license agreement, Messrs. Craig Collard and Philip S. Pesin sat on the board of directors of both Cornerstone and Old Auriga. Although Mr. Pesin resigned from Cornerstone’s board of directors in January 2006, he remains a significant stockholder of Cornerstone. Mr. Collard is one of our significant stockholders. For the nine month transition period ended December 31, 2006, we paid to Cornerstone a royalty of $300,768 based upon our net sales of the Extendryl® product line.
Keating Services Agreement
On May 17, 2006, Multi-Link entered into a financial advisory services agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was paid $340,000 by Multi-Link for its advisory services rendered to Multi-Link in connection with its merger with Old Auriga. The principal of Keating Securities is Kevin Keating, our former President.
Director Repurchase
On December 15, 2005, we repurchased 1,500,000 shares of our common stock held by Craig Collard, a former director, and his affiliates. The purchase price was paid in the form of a $2,225,000 unsecured subordinated promissory note (the “Collard Note”). The remaining loan principal is payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, we recorded imputed loan interest in order to realize a 7.5% effective interest rate. The remaining loan discount will be realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the note. Interest is payable in arrears in cash by us and included with each annual principal installment.

On November 14, 2006, we entered into that certain royalty agreement with Mr. Collard and his affiliates (the “Royalty Agreement”) in which Mr. Collard agreed to cancel the Collard Note in exchange for the payment of royalties to Mr. Collard at the rate of four percent of net sales of our Extendryl® product line. The Royalty Agreement also provides: (i) for minimum quarterly payments to Mr. Collard of $25,000 and a maximum annual payment to Mr. Collard of $500,000; and (ii) that if the FDA takes any action to prohibit or restrict the sale of the Extendryl® product line, and if such action results in net sales of the Extendryl® product line falling below the amount required to meet the minimum quarterly payment to Mr. Collard, then, during such time as the above conditions are in effect, we shall be obligated to continue to make the minimum quarterly payment to Mr. Collard and shall be required to annually issue to Mr. Collard that number of restricted shares of our common stock equal to $100,000. The term of the Royalty Agreement expires upon aggregate payments to Mr. Collard of $4,000,000; although either party may terminate the Royalty Agreement for cause.
Exclusive of the Royalty Agreement, Mr. Collard is also one of our significant stockholders. For more information on Mr. Collard’s stockholdings, please refer to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions with affiliated persons be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.
Item 13. Exhibits.
The exhibits filed or furnished with this Form 10-KSB are shown on the Exhibit List that follows the signatures hereto, which list is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The Audit Committee selected Williams & Webster, P.S., an independent registered public accounting firm, as our independent auditors for the nine month transition period ended December 31, 2006. The following table sets forth fees for professional services rendered by Williams & Webster, P.S. for the audit of our financial statements as of and for the nine month transition period ended December 31, 2006 and the period from Inception through March 31, 2006.

	Nine Months	April 12, 2005
	Ended	(INCEPTION)
	December 31,	To March 31,
	2006	2006
Audit Fees (1)	$69,000	$12,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	8,000	—
All Other Fees (4)	—	—

Total	$77,000	$12,000

(1)	Represents fees for professional services provided in connection with the audit of our financial statements for the fiscal periods presented and the review of our quarterly financial statements during those periods.

(2)	Represents fees for professional services provided in connection with the audit of our 401(k) Plan.

(3)	Represents fees for professional services and advice provided in connection with our federal and state tax returns.

(4)	Represents fees for all other professional services.

Audit Committee Pre-Approval Policies
Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, as amended, require public company audit committees to pre-approve audit and non-audit services. Effective as of March 1, 2007, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.
During the nine month transition period ended December 31, 2006, our Audit Committee approved 100% of the total fees that were paid to Williams & Webster, P.S. Our Audit Committee has determined that the rendering of all other non-audit services by Williams & Webster, P.S. is compatible with maintaining Williams & Webster, P.S.’s independence. During the nine month transition period December 31, 2006, none of the total hours expended on our financial audit by Williams & Webster, P.S. were provided by persons other than Williams & Webster, P.S.’s full-time permanent employees.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2007.

Auriga Laboratories, Inc.
By:	/s/ Philip S. Pesin
	Name:	Philip S. Pesin
	Title:	Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philip S. Pesin Philip S. Pesin	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 30, 2007
/s/ Charles R. Bearchell Charles R. Bearchell	Chief Financial Officer (principal accounting and financial officer)	March 30, 2007
/s/ Dayne Wagoner Dayne Wagoner	Director	March 30, 2007
/s/ Brian P. Alleman Brian P. Alleman	Director	March 30, 2007
/s/ Steve C. Glover Steve C. Glover	Director	March 30, 2007
/s/ Trevor K. Pokorney Trevor K. Pokorney	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Multi-Link Telecommunications, Inc., Multi-Link Acquisition, Inc. and Auriga Laboratories, Inc., dated May 4, 2006. (1)
2.2	Certificate of Merger of Multi-Link Acquisition, Inc. into Auriga Laboratories, Inc., dated May 17, 2006. (2)
2.3	Agreement and Plan of Merger by and between Auriga Laboratories, Inc., Multi-Link Telecommunications, Inc. and Multi-Link Merger Co., dated May 19, 2006 (3)
3.1	Certificate of Incorporation of the Registrant. (4)
3.2	Bylaws of the Registrant. (5)
3.3	Amendment No. 1 to the Bylaws of the Registrant. (6)
4.1	Auriga Laboratories, Inc. 2005 Equity Incentive Plan. (7)
4.2	Auriga Laboratories, Inc. 2006 Equity Incentive Plan. (8)
4.3	Auriga Laboratories, Inc. 2006 Stock Option Plan. (9)
4.4	Auriga Laboratories, Inc. 2007 Equity Incentive Plan. (10)
4.5	Auriga Laboratories, Inc. 2007 Stock Option Plan. (11)
4.6	Common Stock Warrant granted by the Registrant to Philip S. Pesin on March 29, 2006. (12)
4.7	Common Stock Warrant granted by the Registrant to Trilogy Capital Partners, Inc. on April 12, 2006. (13)
4.8	Common Stock Warrant granted by the Registrant to Ryan Bowers on April 28, 2006. (14)
4.9	Common Stock Warrant granted by the Registrant to Marc Seward on April 28, 2006. (15)
4.10	Common Stock Warrant granted by the Registrant to Brian P. Alleman on July 6, 2006. (16)
4.11	Common Stock Warrant granted by the Registrant to Steve C. Glover on September 22, 2006. (17)
10.1	Commercial Outsourcing Services Agreement by and between Auriga Pharmaceuticals, LLC and Integrated Commercialization Solutions, Inc., dated June 8, 2005. (18)
10.2	Stock Purchase Agreement and Unsecured Subordinated Promissory Note by and between the Registrant and Collard Family Limited Partnership, dated December 13, 2005. (19)
10.3	Agreement for Development Services by and between the Registrant and Balchem Corporation, dated April 10, 2006. (20)
10.4	Financial Advisory Agreement by and between the Registrant and Keating Securities, LLC, dated May 17, 2006. (21)
10.5	Employment Agreement by and between the Registrant and Philip S. Pesin, dated May 17, 2006. (22)
10.6	Indemnification Agreement by and between the Registrant and Philip S. Pesin, dated May 17, 2006. (23)
10.7	Indemnification Agreement by and between the Registrant and Dayne Wagoner, dated May 17, 2006. (24)
10.8	Employment Agreement by and between the Registrant and Andrew Shales, dated July 11, 2006. (25)
10.9	Indemnification Agreement by and between the Registrant and Andrew Shales, dated July 11, 2006. (26)
10.10	Nonstatutory Stock Option granted by the Registrant to Andrew Shales on July 6, 2006. (27)
10.11	Indemnification Agreement by and between the Registrant and Brian P. Alleman. (28)
10.12	Letter Agreement by and between the Registrant and Athlon Pharmaceuticals, Inc., dated July 26, 2006, (29)
10.13	Senior Secured Convertible Note issued by the Registrant in favor of Sorrento Financial Partners, LLC, dated August 4, 2006. (30)
10.14	License Agreement by and between the Registrant and Athlon Pharmaceuticals, Inc., dated August 19, 2006. (31)

Exhibit
Number	Description of Exhibit

10.15	Amended and Restated License Agreement by and between the Registrant and Athlon Pharmaceuticals, Inc., dated August 28, 2006. (32)
10.16	Senior Secured Promissory Note issued by the Registrant in favor of Levall Finance Corp. LLC., dated August 29, 2006. (33)
10.17	License Agreement by and between the Registrant and Laboratoires Carilène S.A.S., dated September 13, 2006. (34)
10.18	Amended and Restated License Agreement by and between the Registrant and Cornerstone BioPharma, Ltd., dated September 6, 2006. (35)
10.19	The Registrant’s Form of Common Stock Purchase Warrant. (36)
10.20	Senior Secured Promissory Note issued by the Registrant in favor of Aquoral Finance Corp. LLC., dated September 28, 2006. (37)
10.21	Letter Agreement by and between the Registrant and Levall Finance Corp. LLC, dated September 28, 2006, amending that certain Senior Secured Promissory Note dated as of August 29, 2006. (38)
10.22	Offer Letter to Steve C. Glover, dated September 25, 2006 (accepted by Mr. Glover on October 9, 2006). (39)
10.23	Indemnification Agreement by and between the Registrant and Steve C. Glover. (40)
10.24	Agreement for Authorized Generic and Acquisition of Dermatology Products by and between the Registrant and River’s Edge Pharmaceuticals LLC, dated October 18, 2006. (41)
10.25	Letter of Termination to Balchem Corporation, dated October 18, 2006. (42)
10.26	Employment Agreement by and between the Registrant and Charles R. Bearchell, dated November 8, 2006. (43)
10.27	Notice of Stock Option Grant issued by the Registrant to Charles R. Bearchell on November 8, 2006. (44)
10.28	Indemnification Agreement by and between the Registrant and Charles R. Bearchell, dated November 8, 2006. (45)
10.29	Royalty Agreement by and between the Registrant and Collard Family Limited Partnership, dated November 14, 2006. (46)
10.30	License Agreement by and between the Registrant and George Andrew Eby III, dated December 1, 2006. (47)
10.31	Consulting Agreement by and between the Registrant and George Andrew Eby III, dated December 1, 2006. (48)
10.32	Letter Agreement by and between the Registrant and Levall Finance Corp. LLC, dated December 8, 2006, amending that certain Senior Secured Promissory Note dated as of August 29, 2006. (49)
10.33	Letter Agreement by and between the Registrant and Sorrento Financial Partners, LLC, dated January 25, 2007, amending that certain Senior Secured Convertible Note dated as of August 4, 2006. (50)
10.34	Offer Letter to Trevor K. Pokorney, dated February 1, 2007 (accepted by Mr. Pokorney on February 1, 2007). (51)
10.35	Indemnification Agreement by and between the Registrant and Trevor K. Pokorney. (52)
10.36	Nonstatutory Stock Option granted by the Registrant to Trevor K. Pokorney on February 1, 2007. (53)
10.37	Settlement Agreement by and between the Registrant and Athlon Pharmaceuticals, Inc., dated February 23, 2007. (54)
10.38	Employment Agreement entered into between Auriga Laboratories, Inc. and Alan Roberts, dated March 2, 2007. (55)
10.39	Notice of Stock Option Grant issued by Auriga Laboratories, Inc. to Alan Roberts on March 2, 2007. (56)
10.40	Indemnification Agreement entered into between Auriga Laboratories, Inc. and Alan Roberts, dated March 2, 2007. (57)
10.41	Co-Promotion Agreement entered into between Auriga Laboratories, Inc. and Pharmelle L.L.C., dated October 20, 2006 (portions of this Exhibit have been redacted pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed separately with the Securities and Exchange Commission on March 28, 2006). #
14.1	Code of Business Conduct and Ethics of the Registrant. (58)

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries. (59)
23.1	Consent of Williams & Webster, P.S., Independent Registered Public Accounting Firm. #
24.1	Power of Attorney (included on signature page hereof). #
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350. #
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2006, reporting an event dated May 4, 2006.

(2)	Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(3)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on June 6, 2006.

(4)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on June 6, 2006.

(5)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on June 6, 2006.

(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2006, reporting an event dated December 28, 2006.

(7)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-133668, filed with the Securities and Exchange Commission on August 25, 2006.

(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-133668, filed with the Securities and Exchange Commission on August 25, 2006.

(9)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-133668, filed with the Securities and Exchange Commission on August 25, 2006.

(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-139770, filed with the Securities and Exchange Commission on January 3, 2007.

(11)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-139770, filed with the Securities and Exchange Commission on January 3, 2007.

(12)	Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(13)	Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(14)	Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(15)	Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(16)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2006, reporting an event dated July 14, 2006.

(17)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006, reporting an event dated October 9, 2006.

(18)	Incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(19)	Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(20)	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(21)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(22)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(23)	Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(24)	Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(25)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2006, reporting an event dated July 6, 2006.

(26)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2006, reporting an event dated July 6, 2006.

(27)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2006, reporting an event dated July 6, 2006.

(28)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2006, reporting an event dated July 14, 2006.

(29)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006, reporting an event dated July 26, 2006.

(30)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2006, reporting an event dated August 4, 2006.

(31)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006, reporting an event dated August 19, 2006.

(32)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2006, reporting an event dated August 25, 2006.

(33)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 13, 2006.

(34)	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 13, 2006.

(35)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2006, reporting an event dated September 6, 2006.

(36)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2006, reporting an event dated September 11, 2006.

(37)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 29, 2006, filed with the Securities and Exchange Commission on October 2, 2006, reporting an event dated September 28, 2006.

(38)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 29, 2006, filed with the Securities and Exchange Commission on October 2, 2006, reporting an event dated September 28, 2006.

(39)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 9, 2006, filed with the Securities and Exchange Commission on October 19, 2006, reporting an event dated October 9, 2006.

(40)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006, reporting an event dated October 9, 2006.

(41)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2006, reporting an event dated October 18, 2006.

(42)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 23, 2006, reporting an event dated October 18, 2006.

(43)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, reporting an event dated November 8, 2006.

(44)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, reporting an event dated November 8, 2006. (41)

(45)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, reporting an event dated November 8, 2006.

(46)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2006, reporting an event dated November 14, 2006.

(47)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006, reporting an event dated December 1, 2006.

(48)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006, reporting an event dated December 1, 2006.

(49)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2006, reporting an event dated December 8, 2006.

(50)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2007, reporting an event dated January 25, 2007.

(51)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(52)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(53)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(54)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007, reporting an event dated February 23, 2007.

(55)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

(56)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

(57)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

(58)	Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2007, reporting an event dated March 1, 2007.

(59)	Incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-139880, filed with the Securities and Exchange Commission on January 9, 2007.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Auriga Laboratories, Inc.
December 31, 2006

Auriga Laboratories, Inc.
Los Angeles, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Auriga Laboratories, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods April 1, 2006 to December 31, 2006 and April 12, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auriga Laboratories, Inc. as of December 31, 2006, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods April 1, 2006 to December 31, 2006 and April 12, 2005 to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses since inception, has negative working capital, and has limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 29, 2007

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259,580
Accounts receivable, net of allowance for doubtful accounts of $20,187	969,962
Inventory, net of reserves of $145,099	426,417
Prepaid expenses	756,378

Total Current Assets	2,412,337
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,690	326,792
OTHER ASSETS
Intangibles, net of accumulated amortization of $134,588	7,768,476
Restricted cash	75,560
Deposits	16,775

Total Other Assets	7,860,811

TOTAL ASSETS	$10,599,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,742,441
Accrued expenses	1,263,718
Bank notes payable	62,272
Royalties payable	326,308
Product licenses payable	800,000
Related-party convertible note	632,000
Senior secured promissory notes, net of loan discounts of $1,006,396	1,462,354

Total Current Liabilities	6,289,093
LONG-TERM DEBT
Product licenses payable	750,000

Total Long-Term Debt	750,000

Total Liabilities	7,039,093
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 41,139,390 shares issued and outstanding	41,139
Additional paid-in capital	18,382,385
Accumulated deficit	(14,862,677)

Total Stockholders’ Equity	3,560,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,599,940

The accompanying notes are an integral part of these financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS	FROM APRIL 12, 2005
	ENDED	(INCEPTION) TO
	DECEMBER 31, 2006	MARCH 31, 2006
NET REVENUES
Products	$3,173,604	$6,575,254
Royalties from related-party	—	21,619

Total Net Revenues	3,173,604	6,596,873
COST OF GOODS SOLD
Materials and supplies	548,867	1,048,357
Royalties (includes non-cash costs of $84,275 for the nine months ended December 31, 2006)	716,210	1,443,679
Distribution	251,266	134,452

Total Cost of Goods Sold	1,516,343	2,626,488

GROSS PROFIT	1,657,261	3,970,385

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $280,101 for the nine months ended December 31, 2006 and $0 from Inception to March 31, 2006)	3,273,449	2,372,491
General and administrative expenses (includes non-cash equity instrument related expenses of $4,696,124 for the nine months ended December 31, 2006 and $92,116 from Inception to March 31, 2006)	7,929,707	2,184,487
Research and development expenses (includes non-cash equity instrument related expenses of $119,399 for the nine months ended December 31, 2006 and $0 from Inception to March 31, 2006)	1,006,219	507,354

Total Operating Expenses	12,209,375	5,064,332

OPERATING LOSS	(10,552,114)	(1,093,947)
OTHER INCOME(EXPENSES)
Interest expense	(1,064,796)	(71,292)
Non-cash financing expense	—	(1,986,592)
Other income(expenses)	(95,714)	1,778

Total Other Income(Expenses)	(1,160,510)	(2,056,106)

LOSS BEFORE TAXES	(11,712,624)	(3,150,053)
INCOME TAXES	—	—

NET LOSS	$(11,712,624)	$(3,150,053)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.32)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	36,713,704	25,962,118

The accompanying notes are an integral part of these financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Treasury Stock		Accumulated Deficit
			Additional	Stock
	Number		Paid-in	Subscriptions	Number
	of Shares	Amount	Capital	Receivable	of Shares	Amount	Amount	Total
Stock issued in connection with the Company’s reorganization	11,156,624	$1,115	$—	$—	$—	$—	$—	$1,115
Stock issued in exchange for royalty rights at $0.0001 per common share	1,600,000	160	—	—	—	—	—	160
Stock issued to member of the board of directors at $0.01 per common share	150,000	15	1,485	(1,500)	—	—	—	—
Stock issued in connection with legal counsel at $0.01 per common share	150,000	15	1,485	—	—	—	—	1,500
Stock issued in connection with employment	2,250,000	225	22,275	—	—	—	—	22,500
Stock issued for cash at $1.00 per share, net of offering costs	1,456,288	146	1,231,447	—	—	—	—	1,231,593
Warrant exercised for services and stock subscription at $1.00 per common share	2,000,000	200	2,098,508	(20,000)	—	—	—	2,078,708
Stock repurchased at $1.37	—	—	—	—	1,500,000	$(2,048,055)	—	(2,048,055)
Stock repurchased in connection with employment agreements at par value	—	—	—	—	2,250,000	(22,500)	—	(22,500)
Net loss for the year ended	—	—	—	—	—	—	(3,150,053)	(3,150,053)

Balance, March 31, 2006 (prior to restatement)	18,762,912	1,876	3,355,200	(21,500)	3,750,000	(2,070,555)	(3,150,053)	(1,885,032)
Effect of the Merger, the Reverse Split, the Mandatory Conversion, the change in the Company’s authorized shares, and the Company’s re-domicile to the State of Delaware (please refer to Note 2 — “Reverse Merger”)	11,281,159	28,169	(2,098,724)	—	(3,750,000)	2,070,555	—	—

Balance, March 31, 2006 (restated)	30,044,071	$30,045	$1,256,476	$(21,500)	$—	$—	$(3,150,053)	$(1,885,032)

The accompanying notes are an integral part of these financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT ) — (CONTINUED)

	Common Stock				Treasury Stock		Accumulated Deficit
			Additional	Stock
	Number		Paid-in	Subscriptions	Number
	of Shares	Amount	Capital	Receivable	of Shares	Amount	Amount	Total
Balance April 1, 2006	30,044,071	$30,045	$1,256,476	$(21,500)	$—	$—	$(3,150,053)	$(1,885,032)
Stock issued for cash at an average price of $.95 per common share, net of offering costs of $289,550	4,247,636	4,247	3,733,456	—	—	—	—	3,737,703
Proceeds from issuance of stock subscriptions	—	—	—	21,500	—	—	—	21,500
Stock issued in connection with the Merger, net of costs of $685,897	2,511,938	2,511	(688,409)	—	—	—	—	(685,898)
Stock issued in connection with exercise of stock options	15,007	15	6,360	—	—	—	—	6,375
Stock issued under Equity Incentive Plans	1,620,738	1,621	2,622,563	—	—	—	—	2,624,184
Stock issued in connection with product licensing rights	2,700,000	2,700	4,637,300	—	—	—	—	4,640,000
Cancellation of related-party loan	—	—	2,024,838	—	—	—	—	2,024,837
Non-cash compensation costs associated with equity instruments	—	—	4,789,802	—	—	—	—	4,789,802
Net loss for the year ended	—	—	—	—	—	—	(11,712,624)	(11,712,624)

Balance, December 31, 2006	41,139,390	$41,139	$18,382,385	$—	$—	$—	$(14,862,677)	$3,560,847

The accompanying notes are an integral part of these financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		FROM APRIL 12, 2005
	NINE MONTHS ENDED	(INCEPTION) TO
	DECEMBER 31, 2006	MARCH 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,712,624)	$(3,150,053)
Adjustments to reconcile net loss to net cash flows provided(used) by operating activities:
Depreciation and amortization	226,589	42,147
Bad debt expense	20,364	—
Non-cash expenses for equity instruments issued for compensation and services	5,261,206	2,078,708
Amortization of notes payable discounts	998,531	28,498
Adjustment to sales returns and allowances	624,619	—
Changes in assets and liabilities:
Restricted cash	(75,560)	—
Receivables	(215,604)	(705,707)
Inventory	16,024	(308,708)
Prepaid expenses	(282,450)	(119,491)
Deposits	5,949	(22,724)
Accounts payable	1,238,274	453,497
Accrued expenses	226,530	272,509
Royalties payable	(166,208)	492,516

Net cash used by operating activities	(3,834,360)	(938,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(107,668)	(353,272)
Payments for new product licenses	(1,500,000)	—

Net cash used by investing activities	(1,607,668)	(353,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock sales and exercise of stock options	3,165,452	1,255,484
Merger costs	(685,897)	—
Repurchase of treasury stock	—	(22,500)
Proceeds from stock subscriptions receivable	21,500	578,627
Proceeds from bank notes payable	386,039	234,813
Payments on related-party loan	—	(250,000)
Payments on bank notes payable	(558,580)	—
Proceeds from senior secured promissory notes	2,468,750	—
Proceeds from convertible secured note payable	400,000	—

Net cash provided by financing activities	5,197,264	1,796,424

Net increase(decrease) in cash	(244,764)	504,344
Cash, beginning of period	504,344	—

Cash, end of period	$259,580	$504,344

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$78,857	$42,794
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets purchased by acquisition/reorganization:
Receivables	$—	$69,015
Goodwill	—	92,316
Liabilities assumed by acquisition:
Accounts payable and accrued expenses	$—	$59,947
Related-party loan	—	100,000
Assets acquired with stock:
Inventory	$228,141	$—
Prepaid expenses	$51,110	—
Intangibles	$4,760,749	—
Stock repurchased in exchange for note payable	$2,013,055	$2,250,000
Warrant exercised for stock	$—	$20,000
Stock issued to member of the board of directors	$—	$1,500
Cancellation of related-party loan	$2,024,837	$—
Warrants issued in connection with senior secured promissory notes	$1,943,859	$—
Accrued bonus paid with related-party convertible note	$232,000	$—
The accompanying notes are an integral part of these financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
1. Company Overview and Basis of Presentation.
Auriga Laboratories, Inc., a Delaware corporation (the “Company”), is a specialty pharmaceutical company building an industry-changing, commission-based sales model. The Company’s high-growth business model combines driving revenues through a variable-cost, commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance the Company’s growing direct relationships with physicians nationwide.
The Company is focused on delivering unique solutions for the respiratory, dermatology and psychiatry markets. The Company’s product portfolio consists of its Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines. The Company’s Aquoral™ product line, which was launched in February 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or the condition of dry mouth. The Company’s Zinx™ products are indicated for relief of symptoms associated with the common cold and allergies. The Company’s Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. Additionally, the Company expects to compete in the $5 billion dermatology marketplace with the introduction of seven newly-branded prescription dermatology products in 2007 using the trade names Akurza™ and Xyralid™.
The Company’s business strategy has two prongs: (1) acquire rights to valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs; and (2) introduce new brands and capture market share. The Company’s drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. Moving forward, the Company plans to acquire and/or in-license additional products and technologies to further grow revenues.
These consolidated financial statements have been prepared from the records of the Company. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at December 31, 2006 and the results of operations, stockholders’ deficit and cash flows for the nine months ended December 31, 2006 and for the period from April 12, 2005 (“Inception”) to March 31, 2006, have been made.
On December 28, 2006, the Company’s Board of Directors (“Board”) adopted a resolution amending its bylaws for the purpose of changing the fiscal year of the Company. The amendment serves to change the fiscal year end from March 31 to December 31, effective December 31, 2006. As a result, these footnotes to the consolidated financial statements include information for the transitional nine month period April 1, 2006 to December 31, 2006.
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
On July 11, 2006, the Reverse Split was effectuated, resulting in the Mandatory Conversion. Immediately following the foregoing, Multi-Link was re-domiciled in the State of Delaware, its name was changed to “Auriga Laboratories, Inc.” and its authorized shares of Common Stock and Preferred Stock were changed to 250 million shares and 10 million shares, respectively. Unless the context indicates otherwise, all share and other information included herein has been restated to give effect to the Merger, the Reverse Split, the Mandatory Conversion, the change in the Company’s authorized shares and the Company’s re-domicile to the State of Delaware.
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
The foregoing transactions are more fully described in that certain Form 8-K filed by the Company with the Securities and Exchange Commission on May 18, 2006.
3. Going Concern.
Since Inception, the Company has incurred significant operating and net losses and has been unable to meet its cash flow needs with internally generated funds. The Company’s cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2006, the Company had cash and cash equivalents on hand of approximately $335,000 including $75,000 of restricted cash, a negative working capital position of approximately $3,377,000 and long-term product licenses payable of $750,000. The present financial position of the Company raises substantial doubt about its ability to continue as a going concern.
On a going forward basis, Management plans to continue to focus on its existing Extendryl® and Levall® product lines and also to promote and sell the new product lines, Aquoral™ and Zinx™. Additionally, the company will introduce seven newly-branded prescription dermatology products in 2007 using the trade names Akurza™ and Xyralid™. The Company expects to continue to acquire proven brand name products. The Company would also pursue raising additional equity or debt financing to adequately fund these strategies and to satisfy its ongoing working capital requirements if the Company continues to fall short of its cash flow needs through internally generated funds. If the Company is unable to obtain such financing in a timely manner or on acceptable terms, it could be forced to curtail or cease operations. Even if it is able to pursue these strategies, there can be no assurances that the Company will ever attain profitability.

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
Basis of Accounting
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In December 2006, the Company changed its fiscal year-end to December 31.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Restricted Cash
As of December 31, 2006, the Company had $75,560 in restricted cash deposits held by the Company’s corporate credit card issuer.
Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based upon the aging of accounts receivable and current credit conditions. The Company’s policy is not to accrue interest on trade receivables. The Company has recorded a $20,187 allowance for doubtful accounts as of December 31, 2006.
Inventory
The Company maintains an inventory of pharmaceutical products. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and review for excess and obsolete inventory based primarily on its estimated forecast of product demand, product dating, and available shelf life.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years.
Long-Lived Assets
In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has long-term assets consisting of $16,775 relating to rent deposits.
Goodwill and Other Intangible Assets
Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually, or more frequently, if facts and circumstances indicate such assets may be impaired. The only intangible asset the Company classifies as indefinite lives is goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company has performed its annual test and has determined no impairment adjustment is required.
Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company has a policy of providing for earned, but unused vacation and a provision has been recorded in the accompanying financial statements as of December 31, 2006 in the amount of $58,974.
Revenue Recognition
The Company recognizes revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the products is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of the Company’s products is recorded, net of allowances. According to the terms of the Company’s sales contracts, a customer may return product up to a maximum amount and under certain conditions. Allowances are calculated based upon current economic conditions and the underlying contractual terms. Royalty revenue is recognized when earned.

The Company records a sales return allowance for product returns and contractual rebates as product is sold. At December 31, 2006, the balance in the allowance account was $665,961 and the amount of sales return allowance recorded for the nine months ended December 31, 2006 was $993,035.
Treasury Stock
The Company may from time to time reacquire common stock based on agreements to repurchase such stock in certain instances. The Company may dispose of such treasury shares for such consideration as may be determined from time to time by the board of directors. When the Company reacquires common stock by issuing a note, the Company records the securities as treasury stock. Treasury stock is considered cancelled when the related note is paid off.
Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, freight, royalties and other direct costs associated with distribution.
Research and Development
Research and development expenses are charged to operations as incurred. The Company’s research and development expenses for the nine months ended December 31, 2006 and for the period from Inception through March 31, 2006 were $1,006,219 and $507,354, respectively.
Advertising and Marketing
Advertising and marketing costs are charged to operations in the period incurred. The Company’s advertising and marketing expenses for the nine months ended December 31, 2006 and for the period from Inception through March 31, 2006 were $1,025,337 and $867,244, respectively.
Accounting for Stock Options and Warrants Granted to Employees and Non-Employees
In December 2004, the FASB issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123R.
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

Basic and Diluted Earnings Per Share
The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of December 31, 2006 and March 31, 2006, as inclusion of the common stock equivalents would be anti-dilutive. The weighted average number of common shares outstanding for the nine months ended December 31, 2006 and from Inception to March 31, 2006 were 36,713,704 and 25,962,118, respectively.
Recent Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2007. The Company’s management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.
In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s management does not believe the adoption of EITF 06-3 will have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 during the fiscal year 2007. The Company’s management does not believe the adoption of SAB No. 108 will have a material impact on the Company’s consolidated financial statements.

5. Accounts Receivable.
Accounts receivable as of December 31, 2006 is as follows:

Accounts receivable	$990,149
Less: allowance for doubtful accounts	20,187

Accounts receivable, net	$969,962

Bad debt expense for the nine months ended December 31, 2006 and for the period from Inception to March 31, 2006 was $20,364 and $0, respectively.
6. Inventory.
Inventory as of December 31, 2006 consisted of pharmaceutical products as follows:

Bulk product	$46,749
Finished products	524,767
Less: reserves	145,099

Inventory, net	$426,417

7. Property and Equipment.
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2006:

Computer equipment and software	$247,686
Furniture and fixtures	101,506
Tooling	23,617
Leasehold improvements	87,673

460,482
Less: Accumulated depreciation	(133,690)

Total	$326,792

Depreciation expense for the nine months ended December 31, 2006 and for the period from Inception to March 31, 2006 was $92,001 and $42,147, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.
8. Intangible Assets.
On August 31, 2006, the Company entered into a license agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) in which it obtained an exclusive worldwide license for the Levall® product line. The total amount paid for the license rights was $1.5 million in cash and 2.5 million shares of restricted Company stock, which were paid at closing. The total amount paid was allocated in the amount of $5.6 million to the intangible asset and approximately $279,000 for inventory and samples received as part of the agreement. An additional $200,000 in consulting expenses related to this agreement is also included in the total amount of $5.6 million. In addition, the Company will pay royalty fees based on actual future product sales. For further information, please refer to “Note 16 — Commitments and Contingencies” and “Note 19 — Subsequent Events.”

The intangible asset recorded in connection with the purchase of the Levall® license rights will be amortized over a period of fifteen years and will be reviewed annually and more often as needed for impairment.
On September 6, 2006, the Company amended its license agreement with Cornerstone Biopharma, Ltd. (“Cornerstone”). The Company paid for this license amendment with 200,000 shares of Common Stock, which were valued at $1.95 per share at the time of issuance. For further information, please refer to “Note 18 — Commitments and Contingencies.”
On September 13, 2006, the Company entered into an exclusive U.S. distribution agreement with Laboratories Carilène S.A.S., a French corporation (“Carilène”), for a certain delivery device that will be marketed by the Company under the name Aquoral™. The cost of this distribution right is $1.5 million, paid over time periods beginning with the initial U.S. product launch. Initial costs of $200,000 were incurred in securing the rights to distribute this product. For further information, please refer to “Note 18 — Commitments and Contingencies.”
The intangible asset recorded in connection with the purchase of these distribution rights will be amortized over a period of fifteen years, beginning with the product launch, and will be reviewed annually and more often as needed for impairment.
On December 1, 2006, the Company entered into a certain license agreement with George Andrew Eby III (“Eby”) for a worldwide, sub-licensable right to make, use and sell Eby’s proprietary products, technology and patents relating to the treatment of the common cold with zinc (“Licensed Product”). The initial licensing fee cost of $50,000 is payable ninety (90) days following the first commercial launch of a Licensed Product developed or sold by the Company. The Company will pay a percentage of annual net sales of the Licensed Product, as well as all derivative product created by the Company based on such Licensed Product, in the amount of seven percent (7%) until such annual net sales equal $10,000,000, and ten percent (10%) of all annual net sales of the Licensed Product thereafter. Royalty fees will be paid within sixty (60) or ninety (90) days following each calendar quarter, commencing with the first quarter after the first commercial launch of any Licenses Product. The grant under the license agreement is exclusive to the Company, even as to Eby so long as that certain Consulting Agreement entered into between the Company and Eby remains in effect. For further information, please refer to “Note 18 — Commitments and Contingencies.”
The intangible asset recorded in connection with the purchase of this licensing right will be amortized over a period of approximately two years, beginning with the product launch, and will be reviewed annually and more often as needed for impairment.
Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of December 31, 2006:

		Accumulated
	Gross Amount	Amortization	Net Amount	Expected Life
Licensing rights/product lines	$6,110,748	$(134,588)	$5,976,160	2-15 years
Supply/distribution agreements	1,700,000	—	1,700,000	15 years
Goodwill	92,316	—	92,316	—

Total	$7,903,064	$(134,588)	$7,768,476	—

As of December 31, 2006, the intangible assets of the Company consisted of goodwill in the amount of $92,316.
For the nine months ended December 31, 2006, amortization expense related to the intangible assets of the Company was $134,588. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows:

Year ended December 31	Amount
2007	$528,000
2008	543,000
2009	522,000
2010	517,000
2011	517,000
9. Notes Payable.
Bank Notes Payable
On August 4, 2006, the Company terminated and repaid an asset-based line of credit (“Facility”) from Silicon Valley Bank in the amount of $1,000,000. Advances under the Facility were subject to finance charges based on an interest rate of 1.5% to 2.00% over prime and a collateral handling fee with a minimum monthly charge of $2,500 per month.
The Company has a short-term financing facility with Wells Fargo Bank, which, as of December 31, 2006 had an outstanding balance of $62,272. The credit line was $75,000 and, as of December 31, 2006, there was no available credit. The annual interest rate is 13.0%.
Related-Party Loan
On December 15, 2005, the Company repurchased 1,500,000 shares of its common stock held by Craig Collard, a former director, and his affiliates. The purchase price was paid in the form of a $2,225,000 unsecured subordinated promissory note (“Collard Note”). The remaining loan principal is payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, the Company recorded imputed loan interest, “loan discount,” in order to realize a 7.5% effective interest rate. The remaining loan discount will be realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the Collard Note. Interest is payable in arrears in cash by the Company and included with each annual principal installment.
On November 14, 2006, the Company entered into that certain royalty agreement with Mr. Collard and his affiliates (the “Royalty Agreement”) in which Mr. Collard agreed to cancel the Collard Note in exchange for the payment of royalties to Mr. Collard at the rate of four percent of net sales of the Company’s Extendryl® product line. The Royalty Agreement also provides: (i) for minimum quarterly payments to Mr. Collard of $25,000 and a maximum annual payment to Mr. Collard of $500,000; and (ii) that if the FDA takes any action to prohibit or restrict the sale of the Extendryl® product line, and if such action results in net sales of the Extendryl® product line falling below the amount required to meet the minimum quarterly payment to Mr. Collard, then, during such time as the above conditions are in effect, the Company shall be obligated to continue to make the minimum quarterly payment to Mr. Collard and shall be required to annually issue to Mr. Collard that number of restricted shares of its common stock equal to $100,000. The term of the Royalty Agreement expires upon aggregate payments to Mr. Collard of $4,000,000; although either party may terminate the Royalty Agreement for cause. Exclusive of the Royalty Agreement, Mr. Collard is a significant stockholder of the Company.
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

On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. For more information on this amendment, see “Note 19 — Subsequent Events.”
As of December 31, 2006, the outstanding balance under the SFP Note remains $632,000.
Related-Party Senior Secured Promissory Note
On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan (please refer to “Note 15 — Common Stock Warrants”). As of December 31, 2006, the Company expensed $609,302 of this loan discount as interest expense. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity. For further information, see “Note 18 — Commitments and Contingencies.”
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
As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $658,048, resulting in a net balance of $841,952.
Related-Party Senior Secured Promissory Note
On September 28, 2006, the Company issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note will be used to satisfy the Company’s obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

The AFC Note is secured by a first-priority security interest in all of the Company’s assets and is senior in right of payment to any and all of the Company’s other indebtedness, except that the AFC Note is pari passu with the Company’s $1.5 million obligation to LFC.
As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of December 31, 2006, the Company had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount that will be amortized over the life of the loan. As of December 31, 2006, the Company had expensed $328,161 of this loan discount as interest expense.
SFP is the managing member of AFC. The Company’s CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.
As of December 31, 2006, the outstanding balance under the AFC Note was $968,750, which balance was offset by a loan discount in the amount of $348,348, resulting in a net balance of $620,402.
10. Royalties Payable.
Carilène Agreement
As part of the distribution agreement entered into with Carilène, the Company agreed to pay to Carilène royalty payments of $1.5 million. These payments are listed on the Company’s balance sheet as product licenses payable, current and long-term, in the amounts of $750,000 each, respectively. The terms of the agreement call for these payments to be made as follows:
•	$250,000 upon the commercial launch of the product in the U.S.;

•	$500,000 on or before the 90th day after the commercial launch; and

•	$750,000 upon the earlier of twelve months after the commercial launch of the product or at the time the Company achieves $5,000,000 in net sales of the Aquoral™ product line.

•	5% of net sales of the Aquoral™ product line.
In order to maintain exclusive rights to the Aquoral™ product line, the Company must purchase specified minimum amounts of the product. The agreement also provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.
Eby Agreement
As part of the license agreement entered into with Eby, the Company agreed to pay Eby $50,000 payable ninety (90) days following the first commercial launch of a Licensed Product developed or sold by the Company. This payment is listed on the Company’s balance sheet under current licenses payable.

11. Income taxes.
The following is a reconciliation of income tax computed for the nine months ended December 31, 2006 and from Inception to March 31, 2006:

	Nine Months	April 12, 2005
	Ended December 31,	(Inception) to
	2006	March 31, 2006
Net loss per books	$(11,713,000)	$(3,150,000)
Nondeductible expenses	44,000	22,000
Non-cash compensation	3,440,000	2,078,000
Depreciation and amortization	(5,000)	(14,000)
Reserve allowances-net change	278,000	—
Adjustment to sales return allowance	500,000	—
Merger costs (charged to PIC)	(688,000)	—

Net tax loss	(8,144,000)	(1,064,000)
Statutory federal tax rate	34.00%	34.00%

Federal income tax benefit	$2,768,960	$362,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31,
2006
Deferred tax assets
Federal tax loss carry forwards	$3,710,800
Depreciation	(4,000)
Reserves	111,200

Total deferred tax assets	3,818,000
Valuation allowance	(3,818,000)

Net deferred taxes	$—

Deferred Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.
SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.
12. Capital Stock.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2006, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2006, there were 41,139,390 shares of common stock issued and outstanding.
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
In September 2006 and December 2006, the Company completed private placements of common stock to accredited investors and received $1,290,000 in gross proceeds. In connection with these private placements, the Company issued 1,290,000 shares of common stock and warrants to purchase 1,290,000 shares of common stock at an exercise price of $1.25 per share. Each warrant provides the holder with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant.
Reverse Merger Costs
In connection with the Merger on May 17, 2006, the Company incurred $685,897 in costs that were charged against additional paid-in capital.
Treasury Stock
Pursuant to the terms of the Merger Agreement, the Company retired all shares of common stock held in treasury stock on May 17, 2006.
13. Equity Incentive Plan.
In August 2006, the Board approved the Company’s 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of Common Stock are available to be granted thereunder. Awards issued under this plan may be issued to employees, non-employee directors or consultants and advisors. Awards may be issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award is based upon the current fair market value of the Common Stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016.
For the nine months ended as of December 31, 2006, the Company issued 1,620,738 shares of common stock under the 2006 Equity Incentive Plan and recorded $2,624,184 in costs in connection with these issuances.
14. Stock Options.
2005 Stock Option Plan
Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding option under the 2005 Stock Option Plan to purchase shares of pre-Merger Auriga common stock, which options were exercisable for approximately 30.01 shares of common stock, with the exercise price being adjusted accordingly.

The weighted average fair value per share of options granted during the nine months ended December 31, 2006 and from Inception to March 31, 2006, was calculated, according to the Black-Scholes pricing model, at $0.60 and $0.54, respectively. The value of options was calculated on the date of the grant using the following assumptions:

		April 12, 2005
	Nine months ended	(inception) to
	December 31, 2006	March 31, 2006
Risk-free interest rate	4.55 to 4.60%	4.00%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	39%	39%
The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Life (in years)
Balance, April 12, 2005 (inception)	—	$—
Options granted (adjusted for merger, post-split)	5,554,547	0.60
Options cancelled	—	—
Options exercised	—	—

Balance, March 31, 2006	5,554,547	$0.60	—

Options granted	410,188	0.72
Options cancelled	(2,117,983)	0.62
Options exercised	(15,007)	0.42

Balance, December 31, 2006	3,831,745	$0.60	9.2

Options exercisable (vested) at December 31, 2006	371,420	$0.50	9.1

During the nine months ended December 31, 2006, stock options granted under the 2005 Stock Option Plan to purchase 410,188 shares of common stock were issued to participants. These options are exercisable any time at prices ranging from $0.50 to $0.93 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested.
For the nine months ended December 31, 2006, compensation expense associated with stock options that vested during the period was $279,759.
2006 Stock Option Plan
In July 2006, the stockholders of the Company approved the 2006 Stock Option Plan, pursuant to which 7,000,000 shares of the Company’s common stock are available to be granted thereunder. Options granted under the 2006 Stock Option Plan may be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Option Plan. Nonstatutory stock options may be granted to employees and consultants. Incentive stock options may be granted only to employees. The Board may at any time offer to repurchase for a payment in cash or shares of common stock an option previously granted under the 2006 Stock Option Plan based on such terms and conditions as the Board shall establish and communicate to the optionee at the time that such offer is made. The 2006 Stock Option Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Option Plan provided that the term of each option granted thereunder shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the common stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

The weighted average fair value per share of options granted during the nine months ended December 31, 2006 was calculated, according to the Black-Scholes pricing model, at $1.09. The value of options was calculated on the date of the grant using the following assumptions:

Nine Months Ended
December 31, 2006
Risk-free interest rate	4.70 to 5.13%
Expected dividend yield	—
Expected lives	10 years
Expected volatility	62 to 71%
The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Life (in years)
Balance, March 31, 2006	—	$—
Options granted	4 ,186,230	1.40
Options cancelled	(457,500)	2.32
Options exercised	—	—

Balance, December 31, 2006	3,728,730	$1.29	9.4

Options exercisable (vested) at December 31, 2006	263,889	$1.26	9.9

During the nine months ended December 31, 2006, stock options granted under the 2006 Stock Option Plan to purchase 4,186,230 shares of common stock were issued to participants. The options are exercisable any time at prices ranging from $0.70 to $2.55 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements.
For the nine months ended December 31, 2006, compensation expense associated with stock options that vested during the period was $206,205.
15. Common Stock Warrants.
Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding warrant to purchase shares of pre-Merger Auriga common stock, which warrants were exercisable for approximately 30.01 shares of Common Stock, with the exercise price being adjusted accordingly.
During the nine months ended December 31, 2006, the Company issued warrants to acquire a total of up to 7,754,881 shares of common stock. As of December 31, 2006, warrants to purchase up to 12,976,075 shares of common stock were outstanding, and warrants to purchase 11,291,353 shares of common stock were vested.
For the nine months ended December 31, 2006, compensation expense for services for warrants to purchase common stock using the Black Scholes Option Pricing Model was $2,374,979. Additionally, the Company recorded $1,943,859 in loan discount charges in connection with warrants granted to purchase 2,468,750 shares of common stock associated with the issuance by the Company of certain promissory notes (please refer to “Note 9 — Notes Payable”). The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.00% and 4.71%; (ii) expected lives of 10 years; and (iii) expected volatility between 39% and 71%.

16. Related-Party Transactions.
AFC Note
On September 28, 2006, the Company issued to AFC the AFC Note. The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note is secured by a first-priority security interest in all of the Company’s assets, and is senior in right of payment to any and all of the Company’s other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note. As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, the Company will issue to AFC a five-year warrant to acquire one share of its common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of December 31, 2006, the Company has issued warrants to AFC to acquire up to 968,750 shares of common stock. As of December 31, 2006, the outstanding balance under the AFC Note was $968,750, which was offset by a loan discount in the amount of $348,348. SFP is the managing member of AFC. The Company’s Chief Executive Officer contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.
LFC Note
On August 29, 2006, the Company issued to LFC the LFC Note in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 and again on December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of: (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1,500,000 fully paid and non-assessable shares of its common stock at an exercise price of $1.92. The LFC Note requires us to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of the gross sales by us (less customary deductions) of our Levall® product line during the preceding quarter. This payment obligation continues in perpetuity. The LFC Note is secured by a first-priority perfected security interest in all of the Company’s assets. The first priority security interest provided by the Company contains terms that are pro-rata to the senior secured note, dated September 28, 2006, issued by the Company to AFC and is senior in right of payment to any and all of its other indebtedness. The Company can prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, the Company and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by the Company would be subordinated to amounts owed to LFC. As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million, which was offset by the loan discount in the amount of $658,048. SFP is the managing member of LFC. Mr. Pesin contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company.
SFP Note
On August 4, 2006, the Company issued to SFP a senior secured convertible note in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. Mr. Pesin is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000: (i) $400,000 represents funds advanced by SFP to the Company; and (ii) $232,000 represents an accrued bonus that was owed by the Company to Mr. Pesin. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time, into shares of the Company’s common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing: (i) the outstanding principal amount of the SFP Note to be converted; by (ii) the conversion price of $1.388.

On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. See “Note 19 — Subsequent Events.”
As of December 31, 2006, the balance of the note remains $632,000.
SFG Services Agreement
In July 2005, the Company entered into an agreement for advisory services with the Sorrento Financial Group, LLC (“SFG”), an entity owned by Mr. Pesin. During the period ended March 31, 2006, the Company paid $90,000 to SFG for advisory services. On April 28, 2006 under an amended and restated agreement, the Company paid $250,000 to SFG for its financial advice and structuring of a successful private placement funding. The amended and restated agreement with SFG expired in accordance with its terms on April 30, 2006.
Cornerstone License Agreement
The Company obtained its rights to the Extendryl® product line through an exclusive license with Cornerstone on May 24, 2005, which was amended on September 6, 2006. This license gives the Company the exclusive worldwide right to market and sell the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. At the time of the execution of the license agreement, Messrs. Craig Collard and Philip S. Pesin sat on the board of directors of both Cornerstone and Old Auriga. Although Mr. Pesin resigned from Cornerstone’s board of directors in January 2006, he remains a significant stockholder of Cornerstone. Mr. Collard is one of the Company’s significant stockholders. For the nine months ended December 31, 2006, the Company paid to Cornerstone a royalty of $300,768 based upon its net sales of the Extendryl® product line.
Keating Services Agreement
On May 17, 2006, Multi-Link entered into a financial advisory services agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was paid $340,000 by Multi-Link for its advisory services rendered to Multi-Link in connection with its merger with Old Auriga. The principal of Keating Securities is Kevin Keating, the Company’s former President.
Director Repurchase
On December 15, 2005, the Company repurchased 1,500,000 shares of its common stock held by Craig Collard, a former director, and his affiliates. The purchase price was paid in the form of a $2,225,000 unsecured subordinated promissory note (the “Collard Note”). The remaining loan principal is payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, the Company recorded imputed loan interest in order to realize a 7.5% effective interest rate. The remaining loan discount will be realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the Collard Note. Interest is payable in arrears in cash by the Company and included with each annual principal installment.
On November 14, 2006, the Company entered into that certain royalty agreement with Mr. Collard and his affiliates (the “Royalty Agreement”) in which Mr. Collard agreed to cancel the Collard Note in exchange for the payment of royalties to Mr. Collard at the rate of four percent of net sales of our Extendryl® product line. The Royalty Agreement also provides: (i) for minimum quarterly payments to Mr. Collard of $25,000 and a maximum annual payment to Mr. Collard of $500,000; and (ii) that if the FDA takes any action to prohibit or restrict the sale of the Extendryl® product line, and if such action results in net sales of the Extendryl® product line falling below the amount required to meet the minimum quarterly payment to Mr. Collard, then, during such time as the above conditions are in effect, the Company shall be obligated to continue to make the minimum quarterly payment to Mr. Collard and shall be required to annually issue to Mr. Collard that number of restricted shares of its common stock equal to $100,000. The term of the Royalty Agreement expires upon aggregate payments to Mr. Collard of $4,000,000; although either party may terminate the Royalty Agreement for cause.

Exclusive of the Royalty Agreement, Mr. Collard is also one of the Company’s significant stockholders.
The Company believes that all of the transactions set forth above were made on terms no less favorable to it than could have been obtained from unaffiliated third parties. The Company intends that all future transactions with affiliated persons be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.
17. Concentrations
Customers
During the nine months ended December 31, 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 61% of the Company’s revenues. From Inception to March 31, 2006, the same two customers accounted for a combined total of approximately 92% of the Company’s revenues. No other customer accounted for more than 10% of the Company’s sales during the respective periods.
Suppliers
Some of the Company’s products are currently sourced from single qualified suppliers or manufacturers. The Company has not established arrangements with the alternative suppliers for these ingredients or from alternative manufacturers for the manufacture of our products. Any interruption of raw material supply, for any reason, in any of the required ingredients for our products or the manufacture of such products, could have a material adverse effect on the Company’s ability to manufacture our products or to obtain or maintain regulatory approval of such products.
18. Commitments and Contingencies.
Cornerstone Sublicense Agreement
The Company was party to a license agreement (the “Prior License Agreement”) with Cornerstone dated as of May 24, 2005, as amended. Effective August 1, 2005, the Company agreed to pay Cornerstone a royalty of 30% on net sales of the Extendryl® product line up to $4,000,000, and a royalty of 8% on net sales in excess of $4,000,000. The annual maximum royalty was capped at $1,700,000.
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
Athlon Pharmaceuticals, Inc. License Agreement
On August 19, 2006, the Company entered into a license agreement with Athlon which set forth the terms upon which the Company would obtain an exclusive, worldwide license (the “License”) from Athlon for the Levall® product line (the “Products”), together with an exclusive license to all of Athlon’s intellectual property related to the Products and certain other tangible and intangible assets related to, or necessary for the continued development and marketing of, the Products. On August 31, 2006, the parties amended and restated the license agreement to permit the Company to make, have made, sell, offer to sell, have sold, market, promote, distribute, import and otherwise transfer the Products on an exclusive, worldwide basis.
On February 23, 2007, the Company entered into a settlement agreement with Athlon to settle a dispute between the parties. For more information regarding this settlement, see “Note 19 — Subsequent Events.”

The license agreement originally provided that the Company would pay to Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first year following the closing date of the license agreement, with such rate to decrease to 20% for net sales in excess of $10,000,000. The royalty payments for the second and third years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for the payment of royalties equal to 8% of net sales for each year following the third year until such time as the aggregate royalty payments under the agreement totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent to the time such aggregate royalty payments exceeded $20,000,000.
The letter agreement the Company entered into with Athlon in connection with the settlement amends the license agreement by reducing the period of time for which the Company is obligated to make royalty payments at the rate of 50% of net sales from the first year following the closing date of the license agreement to December 31, 2006. Furthermore, effective February 1, 2007, the royalty payment rate on all sales by the Company is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, the Company will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.
In addition, the letter agreement reduces the frequency of the Company’s reporting and payment obligations. The license agreement previously required the Company to make monthly reports and payments until such time as the aggregate royalty payments made by the Company equaled or exceeded $10,000,000, with such reports and payments to be made on a quarterly basis thereafter. The license agreement now only requires the Company to make quarterly reports and payments.
Carilène Distribution Agreement
On September 13, 2006, the Company and Carilène entered into a distribution agreement that provides the Company with an exclusive license to market, sell, distribute, sublicense, exploit and market, Aquoral™, an oral artificial saliva product, throughout the United States. Carilène has agreed to supply the Company with all of its requirements for the product, and the Company has agreed to buy inventory exclusively from Carilène.
The amount to be paid by the Company for the distribution rights consisted of the following:
•	$250,000 payable upon commercial launch of the product in the U.S.;

•	$500,000 payable 90 days following commercial launch of the product; and

•	$750,000 payable in cash or Common Stock, as determined in the sole discretion of Carilène, upon the earlier of twelve months after the launch of the product or at the time that the Company generates total net sales of $5.0 million.

•	5% of net sales of the Aquoral™ product line.
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

Eby License Agreement
On December 1, 2006, the Company entered into a license agreement with Eby for a worldwide, sub-licensable right to make, use and sell Eby’s proprietary products, technology and patents relating to the treatment of the common cold with zinc. The Company will pay a percentage of annual net sales of the Licensed Product, as well as all derivative product created by the Company based on such Licensed Product, in the amount of seven percent (7%) until such annual net sales equal $10,000,000, and ten percent (10%) of all annual net sales of the Licensed Product thereafter.
Eby Consulting Agreement
On December 1, 2006, the Company and Eby entered into that certain Consulting Agreement (the “Consulting Agreement”). The Consulting Agreement states that Eby will provide consulting services to the Company in the field of research and development of products based upon, containing or incorporating zinc acetate. In exchange for providing these services, the Company will compensate Eby in the amount of $2,083.33 per month beginning on December 1, 2006 and, beginning on January 1, 2007, will issue to Eby that number of shares of the Company’s common stock that will equal $18,750, which shares will be issued to Eby on a quarterly basis. Both the cash and equity payments described above will be made by the Company until the earlier of the expiration or termination of the Consulting Agreement. The Company will also reimburse Eby for reasonable and necessary expenses incurred by Eby in the performance of his services to the Company.
The Consulting Agreement also provides that:
•	Eby will not compete with the Company in the zinc acetate field during the term of the Consulting Agreement; and

•	Eby will not disclose, use or transfer any confidential information of the Company during the term of the Consulting Agreement and for a period of two (2) years thereafter.
The Consulting Agreement expires on March 10, 2010, and will be renewed for successive one (1) year terms, unless notice is given by the Company of its intent not to renew at least ninety (90) days prior to the commencement of a renewal period. The Company may terminate the Agreement without cause by providing ninety days prior written notice to Eby.
Property
The Company’s executive offices are located at 2029 Century Park East, Suite 1130, Los Angeles, California 90067. The approximately 2,500 square feet office is leased on a month-to-month basis at a monthly rental rate of approximately $10,000. The Company’s administrative and sales and marketing facilities are located at 5555 Triangle Parkway, Norcross, Georgia. The approximately 6,200 square feet is leased until October 31, 2008 at a base rent of $8,749 per month, increasing annually with a rental cap of $9,560 per month. The Company also occupies approximately 3,900 square feet at the same location, under a sublease terminating on October 19, 2007, at a monthly rental rate of $5,049. The Company has subleased this space to a non-affiliate party at a monthly rental rate that equals approximately 50% of its monthly obligation under the lease. The Company also leases approximately 2,490 square feet of office space in Danbury, Connecticut, which lease expires on June 30, 2008. The Company has subleased this space to a non-affiliate party at a monthly rental rate that equals approximately 75% of its monthly obligation under the lease.
19. Subsequent Events.
Related-Party Senior Secured Convertible Note
On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. The letter agreement serves to:
•	Amend the interest rate as follows:
•	For the period from August 4, 2006 through February 14, 2007, the SFP Note shall bear interest at the annual rate of eight percent (8%); and

•	For the period from February 15, 2007 through October 15, 2007, the SFP Note shall bear interest at the annual rate of ten percent (10%);
•	Establish the following repayment schedule:
•	One Hundred Thirty Two Thousand Dollars ($132,000) of principal was paid to SFP on February 15, 2007; and

•	The remaining Five Hundred Thousand Dollars ($500,000) of principal shall be paid in equal monthly installments of One Hundred Thousand Dollars ($100,000) beginning on June 15, 2007 with the final payment due on October 15, 2007;
•	Amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of the Company senior in time to the issuance of the SFP Note; and

•	Amend the maturity date of the SFP Note by extending such date to October 15, 2007.
Athlon Settlement Agreement
On February 23, 2007, the Company entered into a settlement agreement with Athlon to settle a dispute between the parties related to the amended and restated license agreement, dated as of August 19, 2006, between the Company and Athlon, pursuant to which the Company obtained an exclusive license to certain pharmaceutical products developed by Athlon, including the Levall® brand of cough and cold medication. The Company had previously filed a lawsuit against Athlon in the United States District Court for the Northern District of Georgia under the caption Auriga Laboratories, Inc. v. Athlon Pharmaceuticals, Inc., No. 1:07-CV-0308-CC (2007), regarding certain sales practices allegedly engaged in by Athlon regarding the Levall® products. The terms of the settlement agreement, as set forth in more detail below, provide for a full and final settlement of all disputes and claims currently between the parties.
The settlement agreement provides that Athlon will refrain from certain allegedly unfair competitive practices, including making or distributing false, misleading, deceptive or disparaging statements, representations and/or writings regarding the Company and/or the Levall® products. Pursuant to the settlement agreement, the Company will dismiss the litigation referred to above by filing a stipulation of dismissal with prejudice within five business days following the execution of the settlement agreement and the letter agreement. The settlement agreement also contains certain customary terms, including releases by each of the Company and Athlon for any and all claims each may have against the other through the date of the settlement agreement.
The license agreement originally provided that the Company would pay to Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first year following the closing date of the license agreement, with such rate to decrease to 20% for net sales in excess of $10,000,000. The royalty payments for the second and third years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for the payment of royalties equal to 8% of net sales for each year following the third year until such time as the aggregate royalty payments under the agreement totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent to the time such aggregate royalty payments exceeded $20,000,000.
The letter agreement entered into with Athlon in connection with the settlement amends the license agreement by reducing the period of time for which the Company is obligated to make royalty payments at the rate of 50% of net sales from the first year following the closing date of the license agreement to December 31, 2006. Furthermore, effective February 1, 2007, the royalty payment rate on all sales by the Company is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, the Company will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.
In addition, the letter agreement reduces the frequency of the Company’s reporting and payment obligations. The license agreement previously required the Company to make monthly reports and payments until such time as the aggregate royalty payments made by the Company equaled or exceeded $10,000,000, with such reports and payments to be made on a quarterly basis thereafter. The license agreement now only requires the Company to make quarterly reports and payments.

2007 Stock Option Plan and 2007 Stock Incentive Plan
On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 2,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”), and 7,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Stock Option Plan (the “Stock Option Plan”). The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to the Equity Incentive Plan and the Stock Option Plan, respectively. This Registration Statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the Equity Incentive Plan or the Stock Option Plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder.
20. Unaudited Pro Forma Condensed Statement of Operations for the 12 Months Ended December 31, 2006.
On December 28, 2006, the Board adopted a resolution amending the bylaws of the Company for the purpose of changing its fiscal year. The amendment serves to change the fiscal year end from March 31 to December 31, effective December 31, 2006. As a result, these footnotes to the Company’s consolidated financial statements include information for the transitional nine month period April 1, 2006 to December 31, 2006. Due to the change in the Company’s fiscal year, the current audit year is a nine month transitional period covering the nine months ended December 31, 2006. The unaudited, pro forma twelve months ended December 31, 2006 are included for comparative purposes only.

UNAUDITED
PRO FORMA
Twelve Months Ended
December 31, 2006
NET REVENUES	$6,192,905
COST OF GOODS SOLD
Materials and supplies	957,551
Royalties	1,208,727
Distribution	385,718

Total Cost of Goods Sold	2,551,996

GROSS PROFIT	3,640,909
OPERATING EXPENSES	15,231,554

OPERATING LOSS	(11,590,645)
OTHER INCOME(EXPENSES)
Interest expense	(1,123,910)
Non-cash financing expense	(1,986,592)
Other income(expenses)	(95,714)

Total Other Income(Expenses)	(3,206,216)

LOSS BEFORE TAXES	(14,796,861)
INCOME TAXES	—

NET LOSS	$(14,796,861)

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, pro forma twelve months ended December 31, 2006 for purposes of providing additional disclosure and detail to our revenues:

UNAUDITED
PRO FORMA
Twelve Months Ended
Reconciliation of Gross to Net Revenues	December 31, 2006
Gross revenues	$7,374,069
Less: Sales discounts	(188,128)
Less: Sales returns reserve	(993,035)

Net Revenues	$6,192,905

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.41	Co-Promotion Agreement entered into between Auriga Laboratories, Inc. and Pharmelle L.L.C., dated October 20, 2006 (portions of this Exhibit have been redacted pursuant to a Request for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, filed separately with the Securities and Exchange Commission on March 28, 2006). #
23.1	Consent of Williams & Webster, P.S., Independent Registered Public Accounting Firm. #
24.1	Power of Attorney (included on signature page hereof). #
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350. #
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

#	Filed herewith.