Form 10QSB
period 2007-03-31
AURIGA LABORATORIES, INC.
filed 2007-04-16
CIK 1072313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-26013
AURIGA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware
(State or other jurisdiction of	84-1334687
incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Century Park East, Suite 1130
Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)
(310) 461-3600
(Issuer’s telephone number, including area code)
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,131,592 as of March 31, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

AURIGA LABORATORIES, INC.
INDEX TO FORM 10-QSB

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB (“Form10-QSB”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.
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
Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-QSB. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.
We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please refer to the section entitled “Risk Factors.”

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,369,678	$259,580
Accounts receivable, net	2,370,128	969,962
Inventory	737,945	426,417
Prepaid expenses	747,265	756,378

Total Current Assets	6,225,016	2,412,337
PROPERTY AND EQUIPMENT, net	303,877	326,792
OTHER ASSETS
Intangibles, net	7,679,075	7,768,476
Restricted cash	—	75,560
Deposits	16,775	16,775

Total Other Assets	7,695,850	7,860,811

TOTAL ASSETS	$14,224,743	$10,599,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,701,671	$1,742,441
Accrued expenses	1,700,325	1,263,718
Bank notes payable	—	62,272
Royalties payable	1,033,602	326,308
Product licenses payable	1,550,000	800,000
Related-party convertible note	500,000	632,000
Senior secured promissory notes (net of loan discounts of $219,350 and $1,006,396 as of March 31, 2007 and December 31, 2006, respectively)	2,249,400	1,462,354
Deposit on stock subscriptions	759,000	—
Other liabilities	4,688	—

Total Current Liabilities	9,498,686	6,289,093
LONG-TERM DEBT
Product licenses payable	—	750,000

Total Long-Term Debt	—	750,000

Total Liabilities	9,498,686	7,039,093
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 42,131,592 and 41,139,390 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	42,131	41,139
Additional paid-in capital	20,523,012	18,382,385
Accumulated deficit	(15,839,086)	(14,862,677)

Total Stockholders’ Equity	4,726,057	3,560,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,224,743	$10,599,940

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006
	(unaudited)	(unaudited)
NET REVENUES
Products	$6,766,025	$3,019,301

Total Net Revenues	6,766,025	3,019,301
COST OF GOODS SOLD
Materials and supplies	938,240	408,683
Royalties	1,033,662	492,517
Distribution	177,548	134,451

Total Cost of Goods Sold	2,149,451	1,035,651

GROSS PROFIT	4,616,575	1,983,650
OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $306,773 and $0 for the three months ended March 31, 2007 and 2006, respectively)	1,755,059	1,627,098
General and administrative expenses (includes non-cash equity instrument related expenses of $1,059,735 and $92,116 for the three months ended March 31, 2007 and 2006, respectively.)	2,129,381	1,240,856
Research and development expenses (includes non-cash equity instrument related expenses of $391,111 and $0 for the three months ended March 31, 2007 and 2006, respectively)	622,288	154,224

Total Operating Expenses	4,506,729	3,022,178

INCOME (LOSS) FROM OPERATIONS	109,845	(1,038,528)
OTHER INCOME(EXPENSES)
Interest expense	(894,481)	(59,819)
Non-cash financing expense	—	(1,986,592)
Other income(expenses)	(191,774)	702

Total Other Income(Expenses)	(1,086,255)	(2,045,709)

LOSS BEFORE TAXES	(976,410)	(3,084,237)
INCOME TAXES	—	—

NET LOSS	$(976,410)	$(3,084,237)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	41,662,766	30,539,827

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(976,410)	$(3,084,237)
Adjustments to reconcile net loss to net cash flows:
Provided by (used) by operating activities:
Depreciation	156,772	18,774
Non-cash expenses for equity instruments issued for compensation and services	1,757,620	2,078,708
Amortization of notes payable discounts and finders’ fees	860,156	23,475
Sales returns and allowances	632,692	—
Changes in assets and liabilities:
Restricted cash	75,560	(50,697)
Receivables	(1,400,165)	1,226,257
Inventory	(311,528)	271,103
Prepaid expenses	(116,872)	110,079
Deposits	—	(22,724)
Accounts payable	(59,519)	(96,699)
Accrued expenses	208,602	281,785
Royalties payable	707,294	(73,427)

Net cash provided by operating activities:	1,534,202	682,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,956)	(134,646)

Net cash used by investing activities:	(11,956)	(134,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	23,124	—
Proceeds from stock subscriptions receivable	759,000	578,627
Payments of bank notes payable	(62,272)	(512,870)
Payments of convertible secured notes payable	(132,000)	—
Purchase of treasury stock	—	(22,500)
Payments on related party loan	—	(150,000)

Net cash provided (used) by financing activities:	587,852	(106,743)

Net increase in cash	2,110,098	441,008
Cash, beginning of period	259,580	12,639

Cash, end of period	$2,369,678	$453,647

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$34,325	$25,971
NON-CASH INVESTING AND FINANCING
Intangible acquired with stock	$32,500	—
Warrant exercised for stock and stock subscription	—	$20,000
The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)
1. COMPANY OVERVIEW AND BASIS OF PRESENTATION.
Auriga Laboratories, Inc. is a specialty pharmaceutical company building an industry-changing commission-based sales model. The company’s high-growth business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance the growing direct relationships with physicians nationwide. The company is focused on delivering unique solutions for the respiratory, dermatology and psychiatry markets.
An innovative, commission-only sales force structure allows the company to retain a highly-motivated workforce at a minimal investment. By the end of 2007, the company expects to have a total of 275 sales representatives.
The company’s business strategy has two prongs: (1) acquire rights to valuable brand portfolios that are no longer a strategic focus for large pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs; and (2) introduce new brands and capture market share. The company’s drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. Moving forward, the plan is to acquire and/or in-license additional products and technologies to further grow revenues.
These interim consolidated financial statements have been prepared from the records of the Company without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at March 31 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the nine month transitional period ending December 31, 2006 and from Inception to March 31, 2006 contained in the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.
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
Basic and Diluted Earnings Per Share
The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of March 31, 2007 and March 31, 2006 as inclusion of the common stock equivalents would be anti-dilutive. A total of 23,958,703 and 5,385,400 shares of common stock were issuable upon exercise of outstanding options and warrants at March 31, 2007 and March 31, 2006, respectively.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements, (“SFAS 157”). Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the Company’s consolidated financial statements.
In September 2006, FASB issued SFAS 158 `Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. Management is currently evaluating the requirements of SFAS No. 158, but does not believe that it will have a material impact on the Company’s consolidated financial statements.
3. ACCOUNTS RECEIVABLE.
Accounts receivable as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Accounts receivable	$2,390,233	$990,149
Less: allowance for doubtful accounts	20,105	20,187

Accounts receivable, net	$2,370,128	$969,962

Bad debt expense was $0 for both the three months ended March 31, 2007 and 2006.
4. INVENTORY.
Inventory as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Product inventory	$883,044	$571,516
Less: reserves	145,099	145,099

Inventory, net	$737,945	$426,417

5. INTANGIBLE ASSETS.
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
On January 18, 2007, the Company entered into a domain name assignment agreement with Eby for all rights, title and interest in and to the “coldcure.com” domain name and the InterNic registration and any and all trademark rights to “coldcure” or “coldcure.com,” including all associated goodwill. As consideration, the Company issued fifty thousand shares of unrestricted common stock at a market value of $32,500.
Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of March 31, 2007:

		Accumulated
	Gross Amount	Amortization	Net Amount	Expected Life
Licensing rights/product lines	$6,143,248	$(256,489)	$5,886,759	2-15 years
Supply/distribution agreements	1,700,000	—	1,700,000	15 years
Goodwill	92,316	—	92,316	—

Total	$7,935,564	$(256,489)	$7,679,075	—

As of March 31, 2007 the intangible assets of the Company included $92,316 of goodwill. For the three months ended March 31, 2007 and 2006, amortization expense related to the intangible assets of the Company were $121,901 and $0, respectively.
6. NOTES PAYABLE.
Bank Notes Payable
The Company had a $75,000 short-term financing facility with Wells Fargo Bank which was paid in full and closed on March 30, 2007. As of December 31, 2006, the outstanding balance under this facility was $62,272, and the annual interest rate was 13.0%.
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
On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. The letter agreement serves to amend the interest rate, establish a new repayment schedule, amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of the Company senior in time to the issuance of the SFP Note, and amend the maturity date of the SFP Note by extending such date to October 15, 2007. On February 15, 2007 $132,000 of principal was paid to SFP. As of March 31, 2007, the outstanding balance under the SFP Note was $500,000.

On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock.
For further information, see “Note 11 — Related Party Transactions.”
Related-Party Senior Secured Promissory Note
On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of March 31, 2007, the Company expensed $1,048,000 of this loan discount as interest expense, of which $438,698 was expensed during the three months ended March 31, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. As amended, the LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.
As of March 31, 2007, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $219,350, resulting in a net balance of $1,280,650. On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. As of the date of this Form 10-QSB, the outstanding balance of the LFC Note was $750,000.
For further information, see “Note 11 — Related Party Transactions.”
Related-Party Senior Secured Promissory Note
On September 28, 2006, the Company issued to Aquoral Finance Corp. LLC (“AFC”) a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note will be used to satisfy the Company’s obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.
As of March 31, 2007, the Company had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount that will be amortized over the life of the loan. As of March 31, 2007, the Company had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the three months ended March 31, 2007. As of March 31, 2007, the outstanding balance under the AFC Note was $968,750, and since the loan discount was fully amortized, the resulting net balance was also $968,750. On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.
For further information, see “Note 11 — Related Party Transactions.”

7. Capital Stock.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2007, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2007, there were 42,131,592 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to one vote for each share.
Private Placement
On April 2, 2007, the Company sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company’s common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors.
8. Equity Incentive Plans.
2006 Equity Incentive Plan
In August 2006, the Company’s board of directors (“Board”) approved the Auriga Laboratories, Inc. 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of common stock are available to be granted thereunder. Awards issued under this plan may be issued to employees, non-employee directors or consultants and advisors. Awards may be issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award is based upon the current fair market value of the common stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016. For the three months ended as of March 31, 2007, the Company did not issue any shares of common stock or record any costs in connection with this plan. As of March 31, 2007, the Company has 9,263 shares available for issuance under the 2006 Equity Incentive Plan.
2007 Equity Incentive Plan
On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 2,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Equity Incentive Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. The registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder. The value of each award is based upon the current fair market value of the Common Stock at the time of grant. For the three months ended as of March 31, 2007, the Company issued 967,191 shares of common stock and recorded $921,241 in costs in connection with these issuances. As of March 31, 2007, the Company has 902,908 shares available for issuance under the 2007 Equity Incentive Plan.
9. Stock Options.
2005 Stock Option Plan
Pursuant to the terms of the merger agreement between Auriga Laboratories, Inc. and Multi-Link Telecommunications, Inc., the Company assumed each outstanding option under the 2005 Stock Option Plan to purchase shares of pre-merger Auriga common stock, which options were exercisable for approximately 30.01 shares of common stock, with the exercise price being adjusted accordingly.

The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Life (in years)
Balance, March 31, 2006	5,554,547	$0.60	9.8
Options granted	410,188	0.72
Options cancelled	(2,117,983)	0.62
Options exercised	(15,007)	0.42

Balance, December 31, 2006	3,831,745	0.60	9.2

Options granted	—	—
Options cancelled	(140,056)	0.50
Options exercised	(25,011)	0.93

Balance, March 31, 2007	3,666,678	$0.61	8.9

Options exercisable (vested) at March 31, 2007	1,082,579	$0.59	8.8

During the three months ended March 31, 2007, the Company did not issue any options under the 2005 Stock Option Plan. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested.
For the three months ended March 31, 2007, compensation expense associated with stock options that vested during the period was $461,608
2006 Stock Option Plan
In July 2006, the stockholders of the Company approved the Auriga Laboratories, Inc. 2006 Stock Option Plan, pursuant to which 7,000,000 shares of the Company’s common stock are available to be granted thereunder. Options granted under the 2006 Stock Option Plan may be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Option Plan. Nonstatutory stock options may be granted to employees and consultants. Incentive stock options may be granted only to employees. The Board may at any time offer to repurchase for a payment in cash or shares of common stock an option previously granted under the 2006 Stock Option Plan based on such terms and conditions as the Board shall establish and communicate to the optionee at the time that such offer is made. The 2006 Stock Option Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Option Plan provided that the term of each option granted thereunder shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the common stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.
The weighted average fair value per share of options granted during the three months ended March 31, 2007 was calculated, according to the Black-Scholes pricing model, at $0.81. The value of options was calculated on the date of the grant using the following assumptions:

Three Months Ended
March 31, 2007
Risk-free interest rate	4.76%
Expected dividend yield	—
Expected lives	10 years
Expected volatility	97%

The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Life (in years)
Balance, March 31, 2006	—	$—
Options granted	4,186,230	1.40
Options cancelled	(457,500)	2.32
Options exercised	—	—

Balance, December 31, 2006	3,728,730	1.29	9.4

Options granted	175,000	0.90
Options cancelled	(760,280)	1.03
Options exercised	—	—

Balance, March 31, 2007	3,143,450	$1.33	9.1

Options exercisable (vested) at March 31, 2007	370,139	$1.19	8.8

During the three months ended March 31, 2007, stock options granted under the 2006 Stock Option Plan to purchase 175,000 shares of common stock were issued to one participant. The options are exercisable at a price of $0.90 per share and are subject to vesting requirements. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of March 31, 2007, there are 3,856,550 options available to be granted under this Plan.
For the three months ended March 31, 2007, compensation expense associated with stock options that vested during the period was $50,113.
2007 Stock Option Plan
On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 7,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Stock Option Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. This registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder.
The weighted average fair value per share of options granted during the three months ended March 31, 2007 was calculated, according to the Black-Scholes pricing model, at $1.20. The value of options was calculated on the date of the grant using the following assumptions:

Three Months Ended
March 31, 2007
Risk-free interest rate	4.76 - 4.72%
Expected dividend yield	—
Expected lives	10 years
Expected volatility	97 to 108%

The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject to	Exercise	Contractual
	Issuance	Price	Life (in years)
Balance, December 31, 2006	—	$—
Options granted	4,222,500	1.30
Options cancelled	(50,000)	0.65
Options exercised	—	—

Balance, March 31, 2007	4,172,500	$1.31	9.9

Options exercisable (vested) at March 31, 2007	160,000	$0.79	9.9

During the three months ended March 31, 2007, stock options granted under the 2007 Stock Option Plan to purchase 4,222,500 shares of common stock were issued to participants. The options are exercisable any time at prices ranging from $0.65 to $1.85 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of March 31, 2007, there are 2,827,500 options available to be granted under this Plan.
For the three months ended March 31, 2007, compensation expense associated with stock option vesting during the period was $142,539.
10. Common Stock Warrants.
During the three months ended March 31, 2007, the Company did not issue any warrants to acquire shares of common stock. As of March 31, 2007, warrants to purchase up to 12,976,075 shares of common stock were outstanding, and warrants to purchase 11,670,519 shares of common stock were vested.
For the three months ended March 31, 2007, compensation expense for services for warrants to purchase common stock using the Black Scholes Option Pricing Model was $542,995. The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.00% and 5.07%; (ii) expected lives of 10 years; and (iii) expected volatility between 39% and 71%.
11. Related-Party Transactions.
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
As of March 31, 2007, the outstanding balance under the SFP Note remains $500,000.
On April 12, 2007, SFP elected to convert the outstanding principal under the SFP Note into common stock of the Company. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock of the Company.
Related-Party Senior Secured Promissory Note
On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of March 31, 2006, the Company expensed $1,048,000 of this loan discount as interest expense, of which $438,698 was expensed during the three months ended March 31, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.
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
SFP is the managing member of LFC. The Company’s CEO contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company. As of March 31, 2007, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $219,350, resulting in a net balance of $1,280,650.
On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. As a result, the outstanding balance of the LFC Note as of the date of this Form 10-QSB was $750,000.
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

The AFC Note is secured by a first-priority security interest in all of the Company’s assets and is senior in right of payment to any and all of the Company’s other indebtedness, except that the AFC Note is pari passu with the Company’s $1.5 million obligation to LFC. As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of March 31, 2007, the Company had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount that will be amortized over the life of the loan. As of March 31, 2007, the Company had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the three months ended March 31, 2007.
SFP is the managing member of AFC. The Company’s CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note. As of March 31, 2007, the outstanding balance under the AFC Note was $968,750, and since the loan discount was fully amortized, the resulting net balance was also $968,750. On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.
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
12. Concentrations
Customers
During the three months ended March 31, 2007 and 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 88% and 89% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Company’s sales during the respective periods.
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
13. Commitments and Contingencies.
Athlon Pharmaceuticals, Inc. License Agreement
On August 31, 2006, the Company entered into a License Agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) that sets forth the terms upon which the Company obtained the Levall® license from Athlon for the Levall® product line, together with all of Athlon’s intellectual property related to Levall® and certain other tangible and intangible assets related to, or necessary for the continued development and marketing of, the Levall® product line. The Levall® product line consists of various pharmaceutical products marketed by Athlon that provide relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The Levall® license permits the Company to make, sell, market, distribute, import and otherwise transfer the Levall® products on a worldwide basis. As consideration for the Levall® license, the Company agreed to pay Athlon $1.5 million in upfront fees and 2,500,000 shares of its restricted common stock. Additionally, the Company also agreed to pay Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first year following the closing date of the license agreement, with such rate to decrease to 20% for net sales in excess of $10,000,000. The royalty payments for the second and third years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for royalty payments equal to 8% of net sales for each year following the third year until such time as the aggregate royalty payments totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent thereto.

On February 9, 2007, the Company filed a lawsuit against Athlon in the United States District Court for the Northern District of Georgia under the caption Auriga Laboratories, Inc. v. Athlon Pharmaceuticals, Inc., No. 1:07-CV-0308-CC (2007), regarding certain sales practices allegedly engaged in by Athlon regarding the Levall® products. On February 23, 2007, the Company entered into a settlement agreement with Athlon to settle this dispute. The settlement agreement provides that Athlon will refrain from certain allegedly unfair competitive practices, including making or distributing false, misleading, deceptive or disparaging statements, representations and/or writings regarding the Company and/or the Levall® products. Pursuant to the settlement agreement, the Company agreed to dismiss the litigation referred to above by filing a stipulation of dismissal with prejudice within five business days following the execution of the settlement agreement. The settlement agreement also contains certain customary terms, including releases by each of the parties for any and all claims each may have against the other through the date of the settlement agreement.
The letter agreement entered into with Athlon in connection with the settlement agreement amends the license agreement by reducing the period of time for which the Company is obligated to make royalty payments at the rate of 50% of net sales from the first year following the closing date of the license agreement to December 31, 2006. Furthermore, effective February 1, 2007, the royalty payment rate on all sales by the Company is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, the Company will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.
In addition, the letter agreement reduces the frequency of the Company’s reporting and payment obligations. The license agreement previously required monthly reports and payments until such time as the aggregate royalty payments equaled or exceeded $10,000,000, with such reports and payments to be made on a quarterly basis thereafter. The license agreement now only requires quarterly reports and payments.
Employment Agreement
As part of an executive employment agreement, on March 1, 2007, the board of directors of the Company approved the issuance of a non-statutory stock option to purchase two hundred seventy-five thousand (275,000) shares of the Company’s common stock under its 2007 Stock Option Plan. The agreement provides for an exercise price of $1.24 per share, which is equal to the closing price as reported on the OTC Bulletin Board on the date of grant. The option vests as follows: (a) one-forth (1/4) of the option is exercisable on the first anniversary of the date of grant; and (b) subject to the executive’s continued employment by the Company, 1/48th of the remaining number of shares of common stock subject to the option shall vest each month thereafter. The employment agreement also contains severance provisions and other covenants.
14. Subsequent Events.
Private Placement
On April 2, 2007, the Company sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder thereof to purchase one-fifth of a share of our common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors.
AFC Note
On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note. As of April 2, 2007, there are no further obligations by the Company to AFC in connection with the AFC Note.

LFC Note
On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. As of April 3, 2007 the outstanding balance of the LFC Note was $750,000.
SFP Note
On April 12, 2007, SFP elected to convert the outstanding principal under the SFP Note into common stock of the Company. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock of the Company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.
Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related consolidated notes of Auriga Laboratories, Inc. (the “Company,” “we,” “us” or “our”) contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) and our Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2007, which includes our audited financial statements and related notes for the periods from April 1, 2006 to December 31, 2006 and April 12, 2005 (“Inception”) through March 31, 2006 (under the name of Multi-Link Telecommunications, Inc.).
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Form 10-QSB and the audited financial statements as of and for the period from April 1, 2006 to December 31, 2006 included in our Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

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
We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to our “Consolidated Notes to Consolidated Financial Statements” included herein and to our “Consolidated Notes to Consolidated Financial Statements” included in our Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.
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
OPERATING EXPENSES
We have segregated our recurring operating expenses among four categories: cost of goods sold, including royalties; sales, marketing and trade expenses; general and administrative expenses; and research and development. Cost of goods sold includes the direct costs associated with materials and supplies, royalties and distribution. Sales, marketing and trade expenses include salaries for sales and marketing staff, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. General and administrative expenses includes salaries and benefits for our executives, business development, human resources, finance, information technology staffing and general operating expenses. General operating expenses includes overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Research and development expenses includes research into development of proprietary patents, development of applications for rapid-dissolve technology, partnerships with third parties in developing proprietary drug delivery technologies and development of line extensions to our existing product lines. These expenses also include salaries and benefits, legal fees for patent reviews and scientific advisory board stipends attributable to such development activities.

SELECTED FINANCIAL DATA
The following table provides a reconciliation of gross revenues to net revenues for the unaudited, three month periods ended March 31, 2007 and 2006 for purposes of providing additional disclosure and detail to our revenues:

	Three months ended	Three months ended
Reconciliation of Gross to Net Revenues	March 31, 2007	March 31, 2006
Gross revenues	$8,899,223	$3,187,765
Less: Sales discounts	(1,262,308)	(168,464)
Less: Sales returns reserve	(870,890)	—

Net Revenues	$6,766,025	$3,019,301

The following is a numerical summary of certain of our results of operations for the three months ended March 31, 2007 and March 31, 2006:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Net revenues	$6,766,025	$3,019,301
Cost of goods sold	(2,149,451)	(1,035,651)

Gross profit	4,616,575	1,983,650
Operating expenses	(4,506,729)	(3,022,178)

Income (loss) from operations	109,845	(1,038,528)
Other expenses	(1,086,255)	(2,045,709)

Net loss	$(976,410)	$(3,084,237)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2006
The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2007, compared to our results of operations for the three months ended March 31, 2006.
Net Revenue. Our net revenues for the three months ended March 31, 2007 increased $3,747,000, or 124%, to $6,766,000, as compared to $3,019,000 for the three months ended March 31, 2006. We began operations in April, 2005 and began actively selling and promoting the Extendryl ® line during the quarter ended September 30, 2005. Extendryl ® was the Company’s only product line during the quarter ended March 31, 2006, as compared to, Aquoral™, Zinx™, Extendryl® and Levall® product lines during the current quarter.
Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the three months ended March 31, 2007 increased $1,113,000, or 107%, to $2,149,000, as compared to $1,036,000 for the three months ended March 31, 2006. This increase in cost of goods sold was a result of the increase in our revenues for the three months ended March 31, 2007.
Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the three months ended March 31, 2007 increased $128,000, or 8%, to $1,755,000, as compared to $1,627,000 for the three months ended March 31, 2006. The increase in sales, marketing and trade expenses was primarily due to $307,000 of non-cash equity instrument costs for the three months ended March 31, 2007. This was partially offset by salary and benefit expense decreases as a result of a restructuring of the sales force in July 2006 that significantly decreased the number of salaried sales representatives and increased the deployment of independent contractor sales representatives working on a straight commission only basis. As of March 31, 2007 we have over 200 sales representatives in our growing contractor sales force. We expect to grow to as many as 275 representatives by the end of 2007 to fully support our newly acquired product lines and distribution rights, while maintaining a significantly reduced sales and marketing cost structure.
General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2007 increased $888,000, or 72%, to $2,129,000, as compared to $1,241,000 for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily due to $1,060,000 of non-cash equity instrument costs and $122,000 of non-cash amortization expenses for the three months ended March 31, 2007. This was partially offset by a decreases in legal and professional fees. Total general and administrative expenses as a percentage of net revenues decreased from 41% for the three months ended March 31, 2006 to 31% for the three months ended March 31, 2007.

Research and Development Expense. Research and development expenses increased $468,000, or 304%, to $622,000 for the three months ended March 31, 2007, as compared to $154,000 for the three months ended March 31, 2006. This increase was primarily due to $391,000 of non-cash equity instrument costs related to staff additions and also our increased investment in development projects. We expect expenses in this area to continue to increase in the future as we develop new products designed to significantly increase our market share in our targeted market areas.
Interest Expense. Interest expense increased $835,000 to $894,000 for the three months ended March 31, 2007, as compared to $60,000 for the three months ended March 31, 2006. The interest expense is primarily comprised of non-cash, discount amortization on two senior secured promissory notes that began during the three months ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related party for a convertible secured note.
LIQUIDITY AND CAPITAL RESOURCES
The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources.
Since Inception, we have incurred significant operating and net losses and have historically been unable to meet its cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At March 31, 2007, we had cash and cash equivalents on hand of approximately $2,369,678, including $759,000 of stock subscription deposits, a negative working capital position of $3,273,670 and no long-term debt. On April 2, 2007, we sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Extendryl®, and Levall® product lines and continue to acquire proven brand name products. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our cash and cash equivalents were $2,370,000 on March 31, 2007, as compared to $260,000 at December 31, 2006. The balance as of March 31, 2007 includes $759,000 of deposits on stock subscriptions. The $2,000,000 financing did not close until April 2, 2007. Net cash provided by operating activities for the three months ended March 31, 2007 was $1,534,000. This source of cash was primarily the result of a net loss of $976,000 for the three months ended March 31, 2007 adjusted by $3,407,000 for non-cash items. This source of cash was partially offset by a $1,400,000 increase in accounts receivable and a $311,000 increase in inventory.
Net cash used in investing activities for the three months ended March 31, 2007 was $12,000. The uses of cash were for purchases of fixed assets.
Net cash provided by financing activities for the three months ended March 31, 2007 was $588,000. The cash provided was primarily from $759,000 from deposits on stock subscriptions received in advance of a $2,000,000 private placement offering to qualified investors that closed on April 2, 2007. This was partially offset by the payment of $132,000 on a related-party loan and $62,000 on a bank notes payable.
On March 30, 2007, we paid off all outstanding amounts due to Wells Fargo Bank and terminated the financing arrangement we had with them.
On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. Our Chief Executive Officer (“CEO”) is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000, (i) $400,000 represents funds advanced by SFP to the Company, and (ii) $232,000 represents an accrued bonus that was owed by us to our CEO. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note’s full repayment, into shares of common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388.

On January 25, 2007, we executed a letter agreement with SFP amending the SFP Note. The letter agreement serves to amend the interest rate, establish a new repayment schedule, amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of the Company senior in time to the issuance of the SFP Note, and amend the maturity date of the SFP Note by extending such date to October 15, 2007. On February 15, 2007 $132,000 of principal was paid to SFP. As of March 31, 2007, the outstanding balance under the SFP Note was $500,000.
On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock.
On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, we recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of March 31, 2006, we expensed $1,048,000 of this loan discount as interest expense, of which $438,698 was expensed during the three months ended March 31, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note requires us to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by us (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.
As of March 31, 2007, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $219,350, resulting in a net balance of $1,280,650. On April 3, 2007, we paid to LFC $750,000 towards the outstanding balance of the LFC Note. As of this date, the outstanding balance of the LFC Note was $750,000.
On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring our consent. The proceeds from the AFC Note will be used to satisfy our obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.
The AFC Note is secured by a first-priority security interest in all of our assets and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note is pari passu with our $1.5 million obligation to LFC. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of March 31, 2007, we had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, we recorded $676,509 as a loan discount that will be amortized over the life of the loan. As of March 31, 2007, we had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the three months ended March 31, 2007.
SFP is the managing member of AFC. Our CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Our affiliates may make additional contributions to AFC to fund a portion of future advances under the AFC Note. As of March 31, 2007, the outstanding balance under the AFC Note was $968,750, and since the loan discount was fully amortized, the resulting net balance was also $968,750. On April 2, 2007, we paid to AFC $968,750 as payment in full of the AFC Note.

RISK FACTORS
Risks Related To Our Business
For the quarter ended March 31, 2007, our independent auditors, Williams & Webster, P.S., have rescinded their “going concern” qualification. Except for the following, which removes the going concern qualification, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006:
WE HAVE INCURRED SIGNIFICANT OPERATING AND NET LOSSES SINCE OUR INCEPTION.
We have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At March 31, 2007, we had cash and cash equivalents on hand of approximately $2,369,678, including $759,000 of stock subscription deposits, a negative working capital position of $3,273,670 and no long-term debt. On April 2, 2007, we sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Extendryl®, and Levall® product lines and continue to acquire proven brand name products. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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
During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings.
On February 9, 2007, we filed a lawsuit against Athlon Pharmaceuticals, Inc. (“Athlon”) in the United States District Court for the Northern District of Georgia under the caption Auriga Laboratories, Inc. v. Athlon Pharmaceuticals, Inc., regarding certain sales practices allegedly engaged in by Athlon regarding our Levall® product line. At the time of filing the lawsuit, Athlon held greater than five percent of our common stock.
On February 23, 2007, we entered into a settlement agreement with Athlon to settle this dispute. The settlement agreement provides that Athlon will refrain from certain allegedly unfair competitive practices, including making or distributing false, misleading, deceptive or disparaging statements, representations and/or writings regarding us and/or the Levall® product line. Pursuant to the settlement agreement, we agreed to dismiss the litigation referred to above by filing a stipulation of dismissal with prejudice within five business days following the execution of the settlement agreement. The settlement agreement also contains certain customary terms, including releases by each of the parties for any and all claims each may have against the other through the date of the settlement agreement. In addition, we entered into a letter agreement in connection with the settlement that amends the license agreement we previously entered into with Athlon in connection with the Levall® product line. For more information on this letter agreement, please refer to our notes to consolidated financial statements included in this Form 10-QSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On April 2, 2007, we sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder thereof to purchase one-fifth of a share of our common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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
The above-described procedures were adopted by the Board and the Nominating and Corporate Governance Committee on March 15, 2007.

Item 6.	Exhibits.
The following exhibits are attached hereto and filed herewith:

Exhibit
Number	Description of Exhibit

10.1	Offer Letter to Trevor K. Pokorney, dated February 1, 2007 (accepted by Mr. Pokorney on February 1, 2007). (1)
10.2	Indemnification Agreement by and between the Registrant and Trevor K. Pokorney, dated March 1, 2007. (2)
10.3	Nonstatutory Stock Option granted by the Registrant to Trevor K. Pokorney on February 1, 2007. (3)
10.4	Settlement Agreement by and between the Registrant and Athlon Pharmaceuticals, Inc., dated February 23, 2007. (4)
10.5	Employment Agreement entered into between Auriga Laboratories, Inc. and Alan Roberts, dated March 2, 2007. (5)
10.6	Notice of Stock Option Grant issued by Auriga Laboratories, Inc. to Alan Roberts on March 2, 2007. (6)
10.7	Indemnification Agreement entered into between Auriga Laboratories, Inc. and Alan Roberts, dated March 2, 2007. (7)
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350. #
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(2)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(3)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007, reporting an event dated February 12, 2007.

(4)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007, reporting an event dated February 23, 2007.

(5)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

(6)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

(7)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, reporting an event dated March 2, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.
Date: April 16, 2007	By:	/s/ Philip S. Pesin
Philip S. Pesin
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 16, 2007	By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.