Form 10QSB
period 2007-06-30
AURIGA LABORATORIES, INC.
filed 2007-08-09
CIK 1072313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-26013

AURIGA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	84-1334687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10635 Santa Monica Boulevard, Suite 120 Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

(310) 461-3600
(Issuer's telephone number, including area code)

2029 Century Park East, Suite 1130, Los Angeles, CA 90067
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

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,243,000 as of June 30, 2007.

        Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

AURIGA LABORATORIES, INC.
INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION	4
		4
Item 1.	Financial Statements.

	(a) Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006.	4

	(b) Consolidated Statements of Operations for the Three Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).	5

	(c) Consolidated Statements of Operations for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).	6

	(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).	7

	(e) Condensed Notes to Consolidated Financial Statements.	8

Item 2.	Management's Discussion and Analysis or Plan of Operation.	21

Item 3.	Controls and Procedures.	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Submission of Matters to a Vote of Security Holders.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

SIGNATURES		32

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

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	JUNE 30, 2007 (unaudited)	DECEMBER 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$344,267	$259,580
Accounts receivable, net	3,713,369	969,962
Inventory	1,444,849	426,417
Prepaid expenses	976,280	756,378
Total Current Assets	6,478,765	2,412,337

PROPERTY AND EQUIPMENT, net	367,738	326,792

OTHER ASSETS
Intangibles, net	7,543,730	7,768,476
Restricted cash	—	75,560
Deposits	21,545	16,775
Total Other Assets	7,565,276	7,860,811

TOTAL ASSETS	$14,411,779	$10,599,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,586,622	$1,742,441
Accrued expenses	1,961,008	1,263,718
Bank notes payable	800,000	62,272
Royalties payable	160,720	326,308
Product licenses payable	1,300,000	800,000
Related-party convertible note		632,000
Senior secured promissory notes (net of loan discounts
of $0 and $1,006,396 as of June 30, 2007 and
December 31, 2006, respectively)		1,462,354
Deposit on stock subscriptions	607,000	—
Other liabilities	12,000	—
Total Current Liabilities	7,427,350	6,289,093

LONG-TERM DEBT
Product licenses payable	—	750,000
Total Long-Term Debt	—	750,000

Total Liabilities	7,427,350	7,039,093

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares
authorized; 44,243,000 and 41,139,390 shares issued
and outstanding as of June 30, 2007 and
December 31, 2006, respectively	44,243	41,139
Additional paid-in capital	24,014,478	18,382,385
Accumulated deficit	(17,074,292)	(14,862,677)
Total Stockholders' Equity	6,984,429	3,560,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,411,779	$10,599,940

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30, 2007 (unaudited)	THREE MONTHS ENDED JUNE 30, 2006 (unaudited)
NET REVENUES
Products	$4,906,605	$506,995
Total Net Revenues	4,906,605	506,995

COST OF GOODS SOLD
Materials and supplies	610,562	75,781
Royalties	50,697	202,147
Distribution	305,754	52,219
Total Cost of Goods Sold	967,012	330,147

GROSS PROFIT	3,939,593	176,848

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $57,244 and $0 for the three months ended June 30, 2007 and 2006, respectively)	1,625,014	1,543,940
General and administrative expenses (includes non-cash equity instrument related expenses of $844,924 and $1,121,455 for the three months ended June 30, 2007 and 2006, respectively.)	2,428,129	1,994,090
Research and development expenses (includes non-cash equity instrument related expenses of $124,785 and $0 for the three months ended June 30, 2007 and 2006, respectively)	412,766	266,860
Total Operating Expenses	4,465,909	3,804,890

LOSS FROM OPERATIONS	(526,316)	(3,628,042)

OTHER INCOME(EXPENSES)
Interest expense	(227,651)	(44,453)
Non-cash financing expense	—
Other income(expenses)	(481,440)	(30,292)
Total Other Income(Expenses)	(709,091)	(74,745)

LOSS BEFORE TAXES	(1,235,407)	(3,702,787)

INCOME TAXES	—	—

NET LOSS	$(1,235,407)	$(3,702,787)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,442,576	33,385,592

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30, 2007 (unaudited)	SIX MONTHS ENDED JUNE 30, 2006 (unaudited)
NET REVENUES
Products	$11,672,630	$3,526,296
Total Net Revenues	11,672,630	3,526,296

COST OF GOODS SOLD
Materials and supplies	1,548,802	484,464
Royalties	1,084,359	694,664
Distribution	483,302	186,670
Total Cost of Goods Sold	3,116,463	1,365,798

GROSS PROFIT	8,556,167	2,160,498

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $364,017 and $0 for the three months ended June 30, 2007 and 2006, respectively)	3,380,073	3,171,038
General and administrative expenses (includes non-cash equity instrument related expenses of $1,904,659 and $1,213,571 for the three months ended June 30, 2007 and 2006, respectively.)	4,557,510	3,234,946
Research and development expenses (includes non-cash equity instrument related expenses of $515,896 and $0 for the three months ended June 30, 2007 and 2006, respectively)	1,035,055	421,084
Total Operating Expenses	8,972,638	6,827,068

LOSS FROM OPERATIONS	(416,471)	(4,666,570)

OTHER INCOME(EXPENSES)
Interest expense	(1,122,132)	(104,272)
Non-cash financing expense	—	(1,986,592)
Other income(expenses)	(673,214)	(29,500)
Total Other Income(Expenses)	(1,795,346)	(2,120,454)

LOSS BEFORE TAXES	(2,211,817)	(6,787,024)

INCOME TAXES	—	—

NET LOSS	$(2,211,817)	$(6,787,024)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	42,557,588	31,962,710

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2007 (unaudited)	SIX MONTHS ENDED JUNE 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,211,817)	$(6,787,024)
Adjustments to reconcile net loss to net cash flows:
Provided by (used) by operating activities:
Depreciation	330,579	45,850
Non-cash expenses for equity instruments issued for compensation and services	2,784,574	3,200,163
Amortization of notes payable discounts and finders’ fees	1,096,253	57,646
Sales returns and allowances	417,117	—
Bad debt expense	300,468	364
Changes in assets and liabilities:
Restricted cash	75,560	(50,697)
Receivables	(3,043,876)	1,688,440
Inventory	(1,018,432)	285,399
Prepaid expenses	(374,012)	2,702
Deposits	(4,770)	(16,775)
Accounts payable	806,681	145,830
Accrued expenses	722,502	1,059,088
Royalties payable	(165,588)	(363,855)
Net cash used by operating activities:	(284,761)	(732,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(114,279)	(215,006)
Payment of product licenses payable	(250,000)
Net cash used by investing activities:	(364,279)	(215,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock sales		1,149,422
Net proceeds from exercise of stock options	23,124	—
Proceeds from stock subscriptions receivable	2,573,625	600,127
Proceeds from bank notes payable	800,000	305,774
Payments of bank notes payable	(62,272)	(757,235)
Proceeds from deposits on stock subscriptions		325,000
Payments of convertible secured notes payable	(132,000)	—
Purchase of treasury stock	—	(22,500)
Payments on related party loan	(2,468,750)	(150,000)
Net cash provided by financing activities:	733,727	1,450,588

Net increase in cash	84,687	502,713

Cash, beginning of period	259,580	12,639

Cash, end of period	$344,267	$515,352

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$34,325	$36,254

NON-CASH INVESTING AND FINANCING
Intangible acquired with stock	$32,500	—
Warrant exercised for stock and stock subscription	—	$20,000

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)

1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION.

Auriga Laboratories, Inc. is the first specialty pharmaceutical company building a nationwide commission-based sales model. The company’s business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance the growing direct relationships with physicians nationwide.

An innovative, commission-only sales force structure allows the company to cover sales territories that traditionally would not be a focus for large pharmaceutical companies. By the end of 2007, the company expects to have a total of 500 full-time equivalent sales representatives.

The Company operates out of four divisions. The first is the Auriga Branded Prescriptions division which focuses on the respiratory, dermatology, oncology and psychiatry markets. The second is the Auriga Consumer Brands division focusing initially in the respiratory over-the-counter and hair care markets. The third is the Advanced Topical Solutions Pharmaceuticals division which is dedicated primarily to Dermatologists with a secondary focus on Gastroenterologists and Colon-Rectal Specialists. The fourth is the Stesso Pharmaceuticals division which will commence distribution of authorized generic versions of our branded products that are facing competition from generic or therapeutically equivalent products during 2007.

The Company’s corporate strategy focuses on two primary objectives. The first is building an innovative, nationwide sales model that drives revenue through a variable cost, commission-only structure. The second is developing a diversified product portfolio by acquiring proven brands, the introduction of line extensions, reformulations, and the strategic development of our own products.

These interim consolidated financial statements have been prepared from the records of the Company without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at June 30 2007, and the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the nine month transitional period ending December 31, 2006 and from Inception to March 31, 2006 contained in the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

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

Basic and Diluted Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of three and six months ended June 30, 2007 and June 30, 2006 as inclusion of the common stock equivalents would be anti-dilutive. A total of 26,739,968 and 14,021,995 shares of common stock issuable upon exercise of outstanding options and warrants were excluded from the calculation of common stock equivalents for the six months ended June 30, 2007 and June 30, 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements, (“SFAS 157”). Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. Management is evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertain income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The Company recognized no increase in the liability for unrecognized tax benefits as a result of the adoption of FIN 48.

3.	ACCOUNTS RECEIVABLE.

Accounts receivable as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Accounts receivable	$3,733,129	$990,149
Less: allowance for doubtful accounts	19,760	20,187
Accounts receivable, net	$3,713,369	$969,962

Bad debt expense was approximately $300,000 and $364, respectively for the three months ended June 30, 2007 and 2006.

4.	INVENTORY.

Inventory as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Product inventory	$1,502,755	$571,516
Less: reserves	57,906	145,099
Inventory, net	$1,444,849	$426,417

5.	INTANGIBLE ASSETS.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of June 30, 2007:

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights/product lines	$6,143,248	$(391,834)	$5,751,414	2-15 years
Supply/distribution agreements	1,700,000	—	1,700,000	15 years
Goodwill	92,316	—	92,316	—
Total	$7,935,564	$(391,834)	$7,543,730	—

As of June 30, 2007 the intangible assets of the Company included $92,316 of goodwill. For the three months ended June 30, 2007 and 2006, amortization expense related to the intangible assets of the Company were $135,345 and $0, respectively. For the six months ended June 30, 2007 and 2006, amortization expense related to the intangible assets of the Company were $257,246 and $0, respectively.

6.	NOTES PAYABLE.

Bank Notes Payable

On May 23, 2007, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Comerica”). The Loan Agreement provides for a working capital line of credit of up to $2.0 million, based on 65% of eligible accounts receivable, secured by a first lien on substantially all of the assets of the Company, including intellectual property. The line of credit is repayable interest only monthly, with the principal due at the maturity date of May 31, 2008. The line of credit accrues interest at Comerica’s Prime Rate plus 1.00%. The Company paid a $10,000 origination fee in connection with the closing of the credit facility. The Loan Agreement includes customary financial covenants. At June 30, 2007, the Company had advances outstanding of $800,000.

The Company had a $75,000 short-term financing facility with Wells Fargo Bank which was paid in full and closed in the first quarter of 2007. As of December 31, 2006, the outstanding balance under this facility was $62,272, and the annual interest rate was 13.0%.

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

On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. The letter agreement serves to amend the interest rate, establish a new repayment schedule, amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of the Company senior in time to the issuance of the SFP Note, and amend the maturity date of the SFP Note by extending such date to October 15, 2007. On February 15, 2007, $132,000 of principal was paid to SFP. On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock.

For further information, see “Note 11 — Related Party Transactions.”

Related-Party Senior Secured Promissory Note

On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of June 30, 2007, the Company expensed $1,267,350 of this loan discount as interest expense, of which $219,350 was expensed during the three months ended June 30, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. As amended, the LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity. SFP is the managing member of LFC. The Company’s CEO is the beneficial owner of SFP.

On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

For further information, see “Note 11 — Related Party Transactions.”

Related-Party Senior Secured Promissory Note

On September 28, 2006, the Company issued to Aquoral Finance Corp. LLC (“AFC”) a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note will be used to satisfy the Company’s obligations under the distribution agreement with Laboratoires Carilène (See Note 18 to the Company’s audited financial statements in the Current Report on Form 10-KSB filed with the SEC on March 30, 2007). All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. SFP is the managing member of LFC. The Company’s CEO is the beneficial owner of SFP.

On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.

For further information, see “Note 11 — Related Party Transactions.”

7.         Capital Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2007, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2007, there were 44,243,000 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to one vote for each share.

Private Placement

On April 2, 2007, the Company initially sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company’s common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During the second quarter of 2007, the Company extended the private placement to include over allotments. The Company sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

8.         Equity Incentive Plans.

2006 Equity Incentive Plan

In August 2006, the Company’s board of directors (“Board”) approved the Auriga Laboratories, Inc. 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of common stock are available to be granted thereunder. Awards issued under this plan may be issued to employees, non-employee directors or consultants and advisors. Awards may be issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award is based upon the current fair market value of the common stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016. For the three and six months ended June 30, 2007, the Company did not issue any shares of common stock or record any costs in connection with this plan. As of June 30, 2007, the Company has 9,263 shares available for issuance under the 2006 Equity Incentive Plan.

2007 Equity Incentive Plan

On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 2,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Equity Incentive Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. The registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder. The value of each award is based upon the current fair market value of the Common Stock at the time of grant. For the three months ended June 30, 2007, the Company issued 131,500 shares of common stock and recorded $155,790 in costs in connection with these issuances. For the six months ended June 30, 2007, the Company issued 1,098,691 shares of common stock and recorded $1,077,031 in costs in connection with these issuances. As of June 30, 2007, the Company has 771,408 shares available for issuance under the 2007 Equity Incentive Plan.

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

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, March 31, 2006	5,554,547	$0.60	9.8
Options granted	410,188	0.72
Options cancelled	(2,117,983)	0.62
Options exercised	(15,007)	0.42
Balance, December 31, 2006	3,831,745	0.60	9.2
Options granted	—	—
Options cancelled	(218,843)	1.72
Options exercised	(25,011)	0.93
Balance, June 30, 2007	3,587,891	$1.84	8.9
Options exercisable (vested) at June 30, 2007	1,140,314	$1.83	8.8

During the three and six months ended June 30, 2007, the Company did not issue any options under the 2005 Stock Option Plan. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested.

For the three and six months ended June 30, 2007, compensation expense associated with stock options that vested during the period was $141,380 and $602,988, respectively.

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

The weighted average fair value per share of options granted during the three months ended June 30, 2007 was calculated, according to the Black-Scholes pricing model, at $1.08. The value of options was calculated on the date of the grant using the following assumptions:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Risk-free interest rate	4.70 to 5.04%	4.70 to 5.04%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	62 to 91%	62 to 91%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, March 31, 2006	—	$—
Options granted	4 ,186,230	1.40
Options cancelled	(457,500)	2.32
Options exercised	—	—
Balance, December 31, 2006	3,728,730	1.29	9.4
Options granted	1,800,000	1.08
Options cancelled	(1,187,228)	1.46
Options exercised	—	—
Balance, June 30, 2007	4,341,502	$1.33	9.1
Options exercisable (vested) at June 30, 2007	363,194	$0.99	8.8

During the three and six months ended June 30, 2007, 1,625,000 and 1,800,000, respectively, of stock options were granted under the 2006 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of June 30, 2007, there are 2,658,498 options available to be granted under this Plan.

For the three and six months ended June 30, 2007, compensation expense associated with stock options that vested during the period was $58,125 and $108,238, respectively.

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

The weighted average fair value per share of options granted during the three and six months ended June 30, 2007 was calculated, according to the Black-Scholes pricing model, at $1.43 and $1.35, respectively. The value of options was calculated on the date of the grant using the following assumptions:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Risk-free interest rate	4.70 - 5.04%	4.70 - 5.04%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	79 to 110%	79 to 110%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2006	—	$—
Options granted	6,019,500	1.35
Options cancelled	(505,000)	1.24
Options exercised	—	—
Balance, June 30, 2007	5,514,500	1.39	9.9
Options exercisable (vested) at June 30, 2007	173,333	$0.79	9.9

During the three and six months ended June 30, 2007, 1,797,000 and 6,019,500, respectively, stock options were granted under the 2007 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of June 30, 2007, there are 1,485,500 options available to be granted under this Plan.

For the three and six months ended June 30, 2007, compensation expense associated with stock option vesting during the period was $160,448 and $302,987, respectively.

10. Common Stock Warrants.

During the three and six months ended June 30, 2007, the Company issued 320,000 warrants to acquire shares of common stock in connection with the private placement discussed in Note 7 - Capital Stock . As of June 30, 2007, warrants to purchase up to 13,296,075 shares of common stock were outstanding, and warrants to purchase 12,116,908 shares of common stock were vested.

For the three and six months ended June 30, 2007, compensation expense for services for warrants to purchase common stock using the Black Scholes Option Pricing Model was $542,987 and $1,085,975, respectively. The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.93% and 5.00%; (ii) expected lives of 10 years; and (iii) expected volatility of 62%.

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

On April 12, 2007, SFP elected to convert the remaining outstanding principal under the SFP Note into common stock of the Company. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock of the Company.

Related-Party Senior Secured Promissory Note

On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of June 30, 2006, the Company expensed $1,267,350 of this loan discount as interest expense, of which $219,350 was expensed during the three months ended June 30, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.

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

SFP is the managing member of LFC. The Company’s CEO contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company. On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

Related-Party Senior Secured Promissory Note

On September 28, 2006, the Company issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provided for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note were used to satisfy the Company’s obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

The AFC Note was secured by a first-priority security interest in all of the Company’s assets and is senior in right of payment to any and all of the Company’s other indebtedness, except that the AFC Note is pari passu with the Company’s $1.5 million obligation to LFC. As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of June 30, 2007, the Company had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount that was amortized over the life of the loan. As of June 30, 2007, the Company had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the six months ended June 30, 2007.

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

12. Concentrations

Customers

During the three months ended June 30, 2007 and 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 59% and 31% of the Company’s revenues, respectively. During the six months ended June 30, 2007 and 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 46% and 43% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Company’s sales during the respective periods.

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

Employment Agreements

As part of an executive employment agreement with Alan Roberts, Chief Scientific Officer, on March 1, 2007, the board of directors of the Company approved the issuance of a non-statutory stock option to purchase two hundred seventy-five thousand (275,000) shares of the Company’s common stock under its 2007 Stock Option Plan. The agreement provides for an exercise price of $1.24 per share, which is equal to the closing price as reported on the OTC Bulletin Board on the date of grant. The option vests as follows: (a) one-forth (1/4) of the option is exercisable on the first anniversary of the date of grant; and (b) subject to the executive’s continued employment by the Company, 1/48th of the remaining number of shares of common stock subject to the option shall vest each month thereafter. The employment agreement also contains severance provisions and other covenants.

On May 9, 2007, the Company entered into an employment agreement (the “Agreement”) with its Chief Executive Officer and Chairman of the Board, Philip S. Pesin. On May 9, 2007, the Agreement became effective and superseded Mr. Pesin’s current employment agreement. The term of the Agreement is for two years, expiring on May 9, 2009. The Company has the option to extend the Agreement for an additional two-year period prior to the expiration of the initial term.

Under the Agreement, Mr. Pesin’s base salary is set at $425,000 annually, but is to be reviewed annually in accordance with the Company’s executive compensation policies. In addition, Mr. Pesin is entitled to an annual bonus, payable quarterly, based on increases in the Company’s market capitalization as follows: for every $1,000,000 increase in the Company’s market capitalization, initially measured as of May 9, 2007, Mr. Pesin will be entitled to a $10,000 bonus.

The Company may terminate Mr. Pesin’s employment at any time with or without cause. If Mr. Pesin is terminated without cause or because of death or “disability” (as that term is defined in the agreement), he will be entitled to a lump-sum severance payment equal to his base salary for a period of twenty-four months following his termination, plus continued health benefits during such period. In addition, if the Company terminates Mr. Pesin without cause, then all outstanding options and warrants held by him will vest immediately. Mr. Pesin receives no benefits if he is terminated for cause.

If Mr. Pesin resigns for “good cause” (as that term is defined in the agreement) or resigns following the Company’s change in control, then he will be entitled to a lump-sum severance payment equal to his base salary for a period of twenty-four months following his termination, plus continued health benefits during such period. In addition, in such event, all outstanding options and warrants held by Mr. Pesin will vest immediately.

Under the Agreement, Mr. Pesin is also entitled to earn long-term incentive awards and to participate in all other benefits plans and perquisites in which the Company’s other executives and employees are eligible to participate, at the discretion of the Board. Mr. Pesin is also entitled to five weeks paid vacation per year and to reimbursement of certain expenses.

The Agreement also provides for the grant to Mr. Pesin of a nonstatutory stock option to purchase 3,000,000 shares of the Company’s common stock, with an exercise price of $1.57, which is the closing price of the common stock of the Company on the OTC Bulletin Board on May 9, 2007. The option vests as follows: (i) twenty-five percent of the option is exercisable on May 9, 2008; and (ii) subject to Mr. Pesin’s continued service as the Company’s Chief Executive Officer, 1/24th of the total number of shares of common stock subject to the option will vest each month thereafter.

14. Subsequent Events.

Private Placement

On April 2, 2007, the Company initially sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company’s common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During the second quarter of 2007, the Company extended the private placement to over allotments. The Company sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

Termination of Agreements

Termination of Agreement with River’s Edge Pharmaceuticals LLC

On July 17, 2007, the Company terminated its agreement with River’s Edge Pharmaceuticals LLC (“River’s Edge”).

As disclosed in the Company’s Form 8-k filed on October 23, 2006, on October 18, 2006, Auriga Laboratories, Inc. (the “Company”) and River’s Edge entered into that certain Agreement For Authorized Generic and Acquisition of Dermatology Products (the “Distribution Agreement”). The Distribution Agreement provided that River’s Edge would market and distribute authorized generic equivalents of certain branded pharmaceutical products manufactured and distributed by the Company (the “Authorized Generics”), and receive a percentage of the net sales of Authorized Generics. River’s Edge had obligations under the Distribution Agreement with respect to the development of certain single source dermatology pharmaceutical formulations (the “DERM Product(s)”). The Company retained ownership of the intellectual property related to the DERM products.

The Company terminated the Distribution Agreement because River’s Edge failed to perform its obligations under the Distribution Agreement. As a result of the termination, River’s Edge will cease marketing the Authorized Generics and the Company will have no further obligations.

Termination of Agreement with Pharmelle LLC

On July 17, 2007, the Company terminated its agreement with Pharmelle LLC (“Pharmelle”).

As disclosed in the Company’s Form 8-k filed on October 26, 2006, on October 20, 2006, the Company and Pharmelle entered into that certain Co-Promotion Agreement (the “Co-Promote Agreement”). The Co-Promote Agreement provided for the exclusive appointment of Pharmelle in the United States as the co-promotor and marketer of the Company’s AQUORAL xerostomia (dry mouth) product (the “Product”). The Product was to be marketed by Pharmelle and its sales force to doctors who treat conditions of the urogenital systems (“Specialists”). For its promotion and marketing services, the Co-Promote Agreement provided that Pharmelle would receive, for each quarter occurring while the Agreement was in effect, a percentage of net sales made during such quarterly period.

The Company terminated the Co-Promote Agreement because Pharmelle failed to perform its obligations under the Co-Promote Agreement. As a result of the termination, Pharmelle will cease promoting the Products and the Company will have no further obligations.

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

OVERVIEW

         Auriga Laboratories, Inc. is the first specialty pharmaceutical company building a nationwide commission-based sales model. The company’s high-growth business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance the growing direct relationships with physicians nationwide.

An innovative, commission-only sales force structure allows the company to cover sales territories that traditionally would not be a focus for large pharmaceutical companies. By the end of 2007, the company expects to have a total of 500 full-time equivalent sales representatives.

The company operates out of four divisions. The first is the Auriga Branded Prescriptions division which focuses on the respiratory, dermatology, oncology and psychiatry markets. We are focused on delivering unique solutions for the respiratory, dermatology and psychiatry markets. Our product portfolio consists of our Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines. Our Aquoral™ product line, which we launched in February 2007, after receiving marketing clearance from the Food and Drug Administration, is a prescription-only device for the treatment of xerostomia, or the condition of dry mouth. Our Zinx™ products are indicated for relief of symptoms associated with the common cold and allergies. Our Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases. The Company is able to sell this product pursuant to the Drug Efficacy Study Implementation program.

The second division is the Advanced Topical Solutions Pharmaceuticals division which is dedicated primarily to Dermatologists with a secondary focus on Gastroenterologists and Colon-Rectal Specialists. Within the Dermatology sector, the initial product focus will be dermatologists who prescribe AKURZA™ Cream & Lotion (salicylic acid 6%) and Xyralid™ LP Lotion (lidocaine HCl 3%/hydrocortisone acetate 0.5%) convenience kit that also contains Clere(TM), a soap free cleanser. Currently, this division does not market any products to gastroenterologists and colon-rectal specialists.

The third division is the Auriga Consumer Brands division which will focus its efforts to market products to consumers, both direct and through retail chains. The initial focus of this division will be to market nasal gel, hair growth and over-the-counter respiratory products.

The fourth is the Stesso Pharmaceuticals division which will commence distribution of authorized generic versions of our branded products that are facing competition from generic or therapeutically equivalent products during the latter part of 2007.

The Company’s corporate strategy focuses on two primary objectives. The first is building an innovative, nationwide sales model that drives revenue through a variable cost, commission-only structure. The second is developing a diversified product portfolio by acquiring proven brands, the introduction of line extensions, reformulations, and the strategic development of our own products.

On June 6, 2007, Auriga Laboratories, Inc., a Delaware corporation (the "Company") entered into a Licensing and Distribution Agreement ("Licensing Agreement ") with Laboratoires Carilène S.A.S a corporation existing under the laws of France, ("Supplier"). Under the terms of the License Agreement, Supplier has granted to the Company an exclusive license in the United States to sell, market, distribute, sublicense and exploit the lotion and shampoo products which incorporate Supplier's Silicium 44 ingredient ("Products"). Supplier will provide, and the Company will purchase from Supplier, all of the Company's needs for the Products. The Company will pay nonrefundable premiums totaling $1.5 million, as follows: $250,000 upon commercial launch of the Products in the United States, $500,000 within 90 days after commercial launch, and $750,000 upon the earlier of twelve months after the commercial launch of the Product or at the time that the Company achieves $5,000,000 of net sales in the first year. The Company will pay royalties equal to five percent (5%) on net sales.

On May 24, 2007, the Company announced that it had acquired the exclusive license to market a new over-the-counter intranasal lubricant developed by Dr. Donald Carter, MD, PC, a Colorado based Otolaryngologist.. Licensing this nasal gel is part of Auriga's strategic plan to grow its Consumer Brands Division which includes the launch of the aforementioned Zinx Lozenges into the OTC cough/cold category last February and introduction of additional Zinx OTC products this summer.

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

REVENUE RECOGNITION

        We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of our products is recorded, net of allowances. According to the terms of our sales contracts, a customer may return up to a specified maximum amount of product if it is damaged, within six months of expired or has expired in the last twelve months. We calculate sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold. We recognize royalty revenue when it is earned.

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

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THREE MONTHS ENDED JUNE 30, 2006

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, three month periods ended June 30, 2007 and 2006 for purposes of providing additional disclosure and detail to our revenues:

Reconciliation of Gross to Net Revenues	Three months ended June 30, 2007	Three months ended June 30, 2006
Gross revenues	$7,221,330	$568,575
Less: Sales discounts	(1,087,098)	(21,780)
Less: Sales returns reserve	(1,227,627)	(39,800)
Net Revenues	$4,906,605	$506,995

The following is a numerical summary of certain of our results of operations for the three months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30, 2007	Three months ended June 30, 2006
Net revenues	$4,906,605	$506,995
Cost of goods sold	(967,012)	(330,147)
Gross profit	3,939,593	176,848
Operating expenses	(4,465,909)	(3,804,890)
Income (loss) from operations	(526,316)	(3,628,042)
Other expenses	(709,091)	(74,745)
Net loss	$(1,235,407)	$(3,702,787)

        The following analysis and discussion pertains to our results of operations for the three months ended June 30, 2007, compared to our results of operations for the three months ended June 30, 2006.

Net Revenue. Our net revenues for the three months ended June 30, 2007 increased $4,399,610, or 868%, to $4,906,605, as compared to $506,995 for the three months ended June 30, 2006. (See Below) We began operations in April, 2005 and began actively selling and promoting the Extendryl ® line during the quarter ended September 30, 2005. Extendryl ® was the Company’s only product line during the quarter ended June 30, 2006, as compared to, Aquoral™, Zinx™, Akurza™, Extendryl® and Levall® product lines during the current quarter. The increase in discounts primarily reflects the launch of large quantities of new products to major wholesalers. The increase in the sales returns reserve reflects the potential uncertainty of the FDA action described further in Risk Factors - FDA Action Regarding Guaifenesin.
Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the three months ended June 30, 2007 increased $636,865, or 193%, to $967,012, as compared to $330,147 for the three months ended June 30, 2006. This increase in cost of goods sold was a result of higher revenue during the current quarter, partially offset by the change in the product mix reflecting favorable royalty terms.
Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the three months ended June 30, 2007 increased $81,074, or 5%, to $1,625,014, as compared to $1,543,940 for the three months ended June 30, 2006. The increase in sales, marketing and trade expenses was primarily due to $57,244 of non-cash equity instrument costs for the three months ended June 30, 2007. Increased commission-based sale expenses and training during the three month period ending June 30 2007, were offset by the reduced costs associated with salaried sales representatives under the sales model that existed prior to July 2006. We anticipate that the commission expense will continue to increase as we expand our nationwide presence.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2007 increased $434,039, or 22%, to $2,428,129, as compared to $1,994,090 for the three months ended June 30, 2006. Total general and administrative expenses as a percentage of net revenues decreased from 393% for the three months ended June 30, 2006 to 49% for the three months ended June 30, 2007. Increased general and administrative expenses were primarily related to additional headcount, salary increases and bonus related expenses. Additionally, $135,345 of the increase can be attributed to an increase in non-cash amortization expense. General and administrative expenses excluding non-cash compensation, depreciation and amortization as a percentage of net revenue decreased from 167% for the three months ended June 30, 2006 to 29% for the three months ended June 30, 2007.
Research and Development Expense. Research and development expenses increased $145,906, or 55%, to $412,766 for the three months ended March 31, 2007, as compared to $266,860 for the three months ended March 31, 2006. This increase was primarily due to $124,785 of non-cash equity instrument costs related to staff additions and also our increased investment in development projects.
Interest Expense. Interest expense increased $183,198 to $227,651 for the three months ended June 30, 2007, as compared to $44,453 for the three months ended June 30, 2006. The interest expense is primarily comprised of non-cash, discount amortization on two senior secured promissory notes that began during the three months ended September 30, 2006 and were paid off completely in April 2007. As of April 2007, the company no longer has any long-term debt.
Other Expenses. Other Expenses increased $451,148 to $481,440 for the three months ended June 30, 2007, as compared to $30,292 for the three months ended June 30, 2006. The increase in other expenses is primarily attributed bad debt expense of approximately $300,000 and higher customer discounts based on increased sales volume.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND SIX MONTHS ENDED JUNE 30, 2006

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, six month periods ended June 30, 2007 and 2006 for purposes of providing additional disclosure and detail to our revenues:

Reconciliation of Gross to Net Revenues	Six months ended June 30, 2007	Six months ended June 30, 2006
Gross revenues	$16,120,553	$3,756,340
Less: Sales discounts	(2,349,406)	(190,244)
Less: Sales returns reserve	(2,098,517)	(39,800)
Net Revenues	$11,672,630	$3,526,296

The following is a numerical summary of certain of our results of operations for the six months ended June 30, 2007 and June 30, 2006:

	Six months ended June 30, 2007	Six months ended June 30, 2006
Net revenues	$11,672,630	$3,526,296
Cost of goods sold	(3,116,463)	(1,365,798)
Gross profit	8,556,167	2,160,498
Operating expenses	(8,972,638)	(6,827,068)
Income (loss) from operations	(416,471)	(4,666,570)
Other expenses	(1,795,346)	(2,120,454)
Net loss	$(2,211,817)	$(6,787,024)

The following analysis and discussion pertains to our results of operations for the six months ended June 30, 2007, compared to our results of operations for the six months ended June 30, 2006.

Net Revenue. Our net revenues for the six months ended June 30, 2007 increased $8,146,334, or 231%, to $11,672,630, as compared to $3,526,296 for the six months ended June 30, 2006. We began operations in April, 2005 and began actively selling and promoting the Extendryl ® line during the quarter ended September 30, 2005. Extendryl ® was the Company’s only product line during the quarter ended June 30, 2006, as compared to, Aquoral™, Zinx™, Akurza™, Extendryl® and Levall® product lines during the current quarter. The increase in discounts primarily reflects the launch of large quantities of new products to major wholesalers. The increase in the sales returns reserve reflects the potential uncertainty of the FDA action described further in Risk Factors - FDA Action Regarding Guaifenesin.

Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the six months ended June 30, 2007 increased $1,750,664, or 128%, to $3,116,463, as compared to $1,365,798 for the six months ended June 30, 2006. This increase in cost of goods sold was a result of higher revenue during the current quarter, partially offset by the change in the product mix reflecting favorable royalty terms.
Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the six months ended June 30, 2007 increased $209,035, or 7%, to $3,380,073, as compared to $3,171,038 for the six months ended June 30, 2006. The increase in sales, marketing and trade expenses was primarily due to $364,017 of non-cash equity instrument costs for the six months ended June 30, 2007. Increased commission-based sale expenses, samples, and training during the six month period ending June 30 2007, were offset by the reduced costs associated with salaried sales representatives under the sales model that existed prior to July 2006. We anticipate that the commission expense will continue to increase as we expand our nationwide presence.
General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2007 increased $1,322,564, or 41%, to $4,557,510, as compared to $3,234,946 for the six months ended June 30, 2006. Increased general and administrative expenses were primarily related to additional headcount, salary increases and bonus related expenses. Additionally, year-over-year non-cash expenses in the form of equity and amortization increased by $691,088, and $257,246, respectively. Total general and administrative expenses as a percentage of net revenues decreased from 92% for the six months ended June 30, 2006 to 39% for the six months ended June 30, 2007.
Research and Development Expense. Research and development expenses increased $613,969, or 146%, to $1,035,055 for the six months ended June 30, 2007, as compared to $421,084 for the six months ended June 30, 2006. This increase was primarily due to $515,896 of non-cash equity instrument costs related to staff additions and also our increased investment in development projects. We expect expenses in this area to continue to increase in the future as we develop new products designed to significantly increase our market share in our targeted market areas.
Interest Expense. Interest expense increased $1,017,860 to $1,122,132 for the six months ended June 30, 2007, as compared to $104,272 for the six months ended June 30, 2006. The interest expense is primarily comprised of non-cash, discount amortization on two senior secured promissory notes that began during the three months ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related party for a convertible secured note.
Other Expenses. Other Expenses increased $643,624 to $673,214 for the six months ended June 30, 2007, as compared to $29,500 for the six months ended June 30, 2006. The increase in other expenses is primarily attributed to bad debt expense of approximately $300,000 and higher customer discounts based on increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

        The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources.

Since inception, we have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At June 30 , 2007, we had cash and cash equivalents on hand of approximately $344,267, a negative working capital position of $948,585 and no long-term debt.

On May 23, 2007, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Comerica Bank (“Comerica”). The Loan Agreement provides for a working capital line of credit of up to $2.0 million, based on 65% of eligible accounts receivable, secured by a first lien on substantially all of the assets of the Company, including intellectual property. The line of credit is repayable interest only monthly, with the principal due at the maturity date of May 31, 2008. The line of credit accrues interest at Comerica’s Prime Rate plus 1.00%. The Company paid a $10,000 origination fee in connection with the closing of the credit facility. The Loan Agreement includes customary covenants. At June 30, 2007, the Company had advances outstanding of $800,000.

On April 2, 2007, the Company sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company’s common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During June 2007, the Company extended the private placement to include additional investors. The Company sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, and Levall® product lines and continue to acquire proven brand name products. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Our cash and cash equivalents were approximately $344,000 on June 30, 2007, as compared to approximately $260,000 at December 31, 2006. Net cash used in operating activities for the six months ended June 30, 2007 was $284,761. This use of cash was primarily the result of a net loss of $2,211,817 and net working capital changes of $3,002,000 mostly offset by $4,929,000 of non-cash items. The major factors affecting the uses of net working capital were approximate increases in accounts receivable and inventory of $3,044,000 and $1,018,000, respectively.

        Net cash used in investing activities for the six months ended June 30, 2007 was approximately $364,000. The uses of cash were for purchases of fixed assets and a progress payment for a product licenses payable.

        Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $733,000. The cash provided was primarily from approximately $2,574,000 from proceeds on stock subscriptions for the private placement offering to qualified investors that closed on July 27, 2007 and from advances on our line of credit. This was partially offset by the payment of $2,469,000 on related-party loans, payments of $132,000 on a convertible secured notes payable, and $62,000 on the Wells Fargo Bank notes payable.

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

On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, we recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of June 30, 2006, we expensed $1,267,350 of this loan discount as interest expense, of which $219,350 was expensed during the three months ended June 30 31, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note requires us to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by us (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.

On April 3, 2007, we paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

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

The AFC Note is secured by a first-priority security interest in all of our assets and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note is pari passu with our $1.5 million obligation to LFC. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of June 30, 2007, we had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, we recorded $676,509 as a loan discount that will be amortized over the life of the loan. As of June 30, 2007, we had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the first three months of this fiscal year.

SFP is the managing member of AFC. Our CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Our affiliates may make additional contributions to AFC to fund a portion of future advances under the AFC Note. On April 2, 2007, we paid to AFC $968,750 as payment in full of the AFC Note.

RISK FACTORS

Risks Related To Our Business

FDA ACTION REGARDING GUAIFENESIN

On May 25, 2007, FDA announced its intention to take enforcement action against companies that market drug products, which have not received formal FDA approval, in a timed-release dosage form that contain guaifenesin. In a May 29, 2007 Federal Register notice, the agency stated that the enforcement policy applies to any drug product in a timed-released form that contains guiaifenesin. See 72 Fed. Reg 29517.

The Federal Register notice stated that products that have an NDC number and are listed with the agency may continue to be manufactured until August 27, 2007. The Federal Register notice also states that, on or before November 26, 2007, affected products should not be introduced into interstate commerce.

Auriga will comply with the FDA notice and will discontinue manufacture of Extendryl® G Extended Release Tablets, Extendryl® HC Extended Release Tablets, and Zinx™ Congestion Kit products by August 27, 2007. Auriga will cease shipping these affected products into interstate commerce by November 26, 2007.

Auriga believes that the FDA enforcement action regarding the shipment of affected products into interstate commerce applies only to manufacturers, and does not extend to distributors who may continue to ship these products to exhaust existing inventory after November 26, 2007.

In addition, Auriga believes that FDA’s action is limited to guaifenesin products in timed-release or extended-release form. In the FDA’s May 25, 2007 guidance document entitled, “Questions and Answers about FDA’s Enforcement Action Against Unapproved Timed-Release Guaifenesin Products, FDA noted that, “Immediate release guaifenesin products are unaffected by today’s action and will remain on the market.” Therefore, Auriga believes that only Extendryl® G, Extendryl® HC, and Zinx™ Congestion Kit are affected by FDA’s recent action.

WE HAVE INCURRED SIGNIFICANT OPERATING AND NET LOSSES SINCE OUR INCEPTION.

We have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds.  Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements.  At June 30 , 2007, we had cash and cash equivalents on hand of approximately $344,267, a negative working capital position of $948,585 and no long-term debt.  On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, and Levall® product lines and continue to acquire proven brand name products.  We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements.  If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations.  Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability.  The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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

        During the six months and quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2007, the Company initially sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company’s common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During the second quarter of 2007, the Company extended the private placement to over allotments. The Company sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 22, 2007, we held our annual meeting of stockholders. At the annual meeting, our stockholders:

(i)    elected three members to the Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified;

(ii)   approved the Auriga Laboratories, Inc. 2007 Stock Option Plan; and

(iii)          ratified the selection of Williams & Webster PS as our independent registered public accounting firm for the year ending December 31, 2007.

A total of 24,584,556 shares of Common Stock were present in person or by proxy at the annual meeting, or approximately 56% of the voting power of the Company entitled to vote at the annual meeting. Each share of Common Stock was entitled to one vote on each matter brought before the meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld
Nominees for Election to Board of Directors:
Philip S. Pesin	23,926,093	658,463
Trevor Pokorney	23,926,093	658,463
Elliot Maza	23,926,093	658,463

For approval of the Auriga Laboritories, Inc. 2007 Stock Option Plan, the vote count was as follows:

For	18,307,622
Against	1,232,533
Abstentions	125,657
Broker Non-Votes	4,918,744

For ratification of Williams & Webster PS as our Independent Registered Public Accounting Firm, the vote count was as follows:

For	23,890,743
Against	629,430
Abstentions	64,383

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

10.1	Auriga Laboratories, Inc. Offer Letter to Elliot M. Maza dated May 4, 2007 (accepted by Mr. Maza on May 8, 2007). (1)

10.2	Indemnification Agreement entered into between Auriga Laboratories, Inc. and Elliot M. Maza dated May 8, 2007. (2)

10.3	Auriga Laboratories, Inc. Nonstatutory Stock Option granted to Elliot M. Maza on May 4, 2007. (3)

10.4	Executive Employment Agreement entered into between Auriga Laboratories, Inc. and Philip S. Pesin dated May 9, 2007. (4)

10.5	Auriga Laboratories, Inc. Nonstatutory Stock Option granted to Philip S. Pesin on May 9, 2007. (5)

10.6	License Agreement dated as of May 17, 2007 by and between the Company and Ellevan LLC. (6)

10.7
Loan and Security Agreement dated as of May 23, 2007 by and between Comerica Bank and the Registrant and its subsidiaries, Auriga Operations, Inc., Stesso Pharmaceuticals LLC, and Auriga Pharmaceuticals LLC. (7)

10.8
Form of Intellectual Property Security Agreement dated as of May 23, 2007 by and between Comerica Bank and the Registrant and its subsidiaries, Auriga Operations, Inc., Stesso Pharmaceuticals LLC, and Auriga Pharmaceuticals LLC. (8)

10.9
Form of Unconditional Guaranty dated as of May 23, 2007 by and between Comerica Bank and the Registrant and its subsidiaries, Auriga Operations, Inc., Stesso Pharmaceuticals LLC, and Auriga Pharmaceuticals LLC. (9)

10.10
Form of Third Party Security Agreement dated as of May 23, 2007 by and between Comerica Bank and the Registrant and its subsidiaries, Auriga Operations, Inc., Stesso Pharmaceuticals LLC, and Auriga Pharmaceuticals LLC. (10)

10.11	Form of Stock Option Agreement for Directors and Executive Officers under the 2007 Stock Option Plan. (11)

10.12	Auriga Laboratories, Inc. Offer Letter to Leonhard Dreimann dated June 22, 2007 (accepted by Mr. Dreimann on June 22, 2007). (12)

10.13	Form of Indemnification Agreement for New Directors. (13)

10.14	Form of Auriga Laboratories, Inc. Nonstatutory Stock Option granted to New Directors. (14)

10.15	Auriga Laboratories, Inc. Offer Letter to Thomas Heck dated June 22, 2007 (accepted by Mr. Heck on June 22, 2007). (15)

10.16	Licensing and Distribution Agreement dated June 56, 2007 by and between the Company and Laboratoires Carilene S.A.S#

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

Exhibit Number	Description of Exhibit
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350. #

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

____________
#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(2)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(3)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(4)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

(5)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

(6)
Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2007, reporting an event dated May 21, 2007.

(7)
Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(8)
Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(9)
Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(10)
Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(11)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2007.

(12)
Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(13)
Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(14)
Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(15)
Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.

Date: August 9, 2007	By:	/s/ Philip S. Pesin
Philip S. Pesin
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Chief Financial Officer (Principal Accounting and Financial Officer)