Form 10QSB/A
period 2007-06-30
AURIGA LABORATORIES, INC.
filed 2007-10-19
CIK 1072313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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
INDEX TO FORM 10-QSB/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (Amendment No. 1) is being filed to provide an unredacted version of a license agreement that was originally filed with redactions subject to a confidential treatment request. On August 9, 2007, we filed our Quarterly Report on Form 10-QSB for the period ending June 30, 2007 with the U.S. Securities and Exchange Commission.  Attached to that filing as Exhibit 10.16 was a License Agreement with Laboratoires Carilene entered into on June 6, 2007 (the “License Agreement”) with some pricing and cost provisions redacted.  Concurrently with the filing of our Quarterly Report we requested confidential treatment for certain portions of the License Agreement we had redacted.  On October 1, 2007, we terminated the License Agreement, as disclosed in our Current Report on Form 8-K filed October 2, 2007.  Since we are no longer bound by the provisions of the License Agreement, we have withdrawn our confidential treatment request that any portion of the License Agreement be treated as confidential.  In connection with that withdrawal, we are filing the unredacted version of the License Agreement as Exhibit 10.16 to this amended Quarterly Report on Form 10-QSB/A.  Except for the corrections stated herein no other information contained in our previously filed Form 10-QSB for the quarter ended June 30, 2007 has been updated or amended.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB/A (“Form10-QSB/A”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-QSB/A. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

         Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related consolidated notes of Auriga Laboratories, Inc. (the “Company,” “we,” “us” or “our”) contained in this Quarterly Report on Form 10-QSB/A (“Form 10-QSB”) and our Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2007, which includes our audited financial statements and related notes for the periods from April 1, 2006 to December 31, 2006 and April 12, 2005 (“Inception”) through March 31, 2006 (under the name of Multi-Link Telecommunications, Inc.).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Form 10-QSB/A and the audited financial statements as of and for the period from April 1, 2006 to December 31, 2006 included in our Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

        The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-QSB/A. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

        We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-QSB/A. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic reports filed with the SEC.

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

10.11	Form of Stock Option Agreement for Directors and Executive Officers under the 2007 Stock Option Plan. (11)

10.12	Auriga Laboratories, Inc. Offer Letter to Leonhard Dreimann dated June 22, 2007 (accepted by Mr. Dreimann on June 22, 2007). (12)

10.13	Form of Indemnification Agreement for New Directors. (13)

10.14	Form of Auriga Laboratories, Inc. Nonstatutory Stock Option granted to New Directors. (14)

10.15	Auriga Laboratories, Inc. Offer Letter to Thomas Heck dated June 22, 2007 (accepted by Mr. Heck on June 22, 2007). (15)

10.16	Licensing and Distribution Agreement dated June 56, 2007 by and between the Company and Laboratoires Carilene S.A.S (unredacted version) #

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

Exhibit Number	Description of Exhibit
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350. #

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

____________
#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(2)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(3)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(4)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

(5)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

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

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.

Date: October 18, 2007	By:	/s/ Philip S. Pesin
Philip S. Pesin
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 18, 2007	By:	/s/ Frank Greico
Frank Greico
Chief Financial Officer (Principal Accounting and Financial Officer)