Form 10QSB
period 2007-09-30
AURIGA LABORATORIES, INC.
filed 2007-11-09
CIK 1072313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,094,249 as of October 26, 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	our ability to identify, develop or obtain, and introduce new products;

·	our ability to successfully conduct clinical and preclinical trials for our new products;

·	increased competitive pressures from existing competitors and new entrants;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	our ability to obtain required regulatory approvals to develop and market our product candidates;

·	our ability to execute our development plan on time and on budget;

·	fluctuations in general economic conditions;

·	the loss of customers or sales weakness;

·	our inability to achieve future sales levels or other operating results;

·	the unavailability of funds for capital expenditures; and

·	the risk of product liability claims.

·	our inability to recruit new territory managers

·	our ability to continue to fund working capital needs/requirements

·	our ability to raise additional capital when necessary

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

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2007 (unaudited)	DECEMBER 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$1,452,673	$259,580
Accounts receivable, net	2,265,187	969,962
Inventory, net	1,665,722	426,417
Prepaid expenses	1,385,851	756,378
Total Current Assets	6,769,433	2,412,337

PROPERTY AND EQUIPMENT, net	371,613	326,792

OTHER ASSETS
Intangibles, net	7,435,580	7,768,476
Restricted cash	--	75,560
Deposits	51,324	16,775
Total Other Assets	7,486,904	7,860,811

TOTAL ASSETS	$14,627,950	$10,599,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,365,329	$1,742,441
Accrued expenses	4,276,156	1,263,718
Bank notes payable	--	62,272
Royalties payable	298,152	326,308
Product licenses payable	1,300,000	800,000
Related-party convertible note	--	632,000
Senior secured promissory notes (net of loan discounts
of $0 and $1,006,396 as of September 30, 2007 and
December 31, 2006, respectively)	--	1,462,354
Deposit on stock subscriptions	--	--
Other liabilities	16,073	--
Total Current Liabilities	10,255,710	6,289,093

LONG-TERM DEBT
Product licenses payable	--	750,000
Total Long-Term Debt	--	750,000

Total Liabilities	10,255,710	7,039,093

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	--	--
Common stock: $0.001 par value, 250,000,000 shares
authorized; 50,534,862 and 41,139,390 shares issued
and outstanding as of September 30, 2007 and
December 31, 2006, respectively	50,534	41,139
Additional paid-in capital	29,456,390	18,382,385
Accumulated deficit	(25,134,684)	(14,862,677)
Total Stockholders' Equity	4,372,240	3,560,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,627,950	$10,599,940

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
NET REVENUES
Products	$333,719	$1,791,342
Total Net Revenues	333,719	1,791,342

COST OF GOODS SOLD
Materials and supplies	692,909	297,948
Royalties	213,284	206,707
Distribution	211,246	70,945
Total Cost of Goods Sold	1,117,439	575,600

GROSS PROFIT	(783,720)	1,215,742

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $0 and $161,444 for the three months ended September 30, 2007 and 2006, respectively)	2,305,957	927,513
General and administrative expenses (includes non-cash equity instrument related expenses of $0 and $2,201,278 for the three months ended September 30, 2007 and 2006, respectively.)	3,897,795	3,132,089
Research and development expenses	608,571	397,291
Restructuring charges	206,552	--
Total Operating Expenses	7,018,875	4,456,893

LOSS FROM OPERATIONS	(7,802,595)	(3,241,151)

OTHER INCOME(EXPENSES)
Interest expense	(22,042)	(236,272)
Non-cash financing expense	--	--
Other income(expenses)	(235,755)	(45,570)
Total Other Income(Expenses)	(257,797)	(281,842)

LOSS BEFORE TAXES	(8,060,392)	(3,522,993)

INCOME TAXES	--	--

NET LOSS	$(8,060,392)	$(3,522,993)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.18)	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,077,982	36,645,531

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
NET REVENUES
Products	$12,006,349	$5,317,638
Total Net Revenues	12,006,349	5,317,638

COST OF GOODS SOLD
Materials and supplies	2,241,711	782,412
Royalties	1,297,643	901,371
Distribution	694,548	257,615
Total Cost of Goods Sold	4,233,902	1,941,398

GROSS PROFIT	7,772,448	3,376,240

OPERATING EXPENSES
Sales, marketing and trade expenses (includes non-cash equity instrument related expenses of $364,017 and $161,444 for the nine months ended September 30, 2007 and 2006, respectively)	5,686,031	4,098,551
General and administrative expenses (includes non-cash equity instrument related expenses of $1,904,659 and $3,414,849 for the nine months ended September 30, 2007 and 2006, respectively.)	8,455,305	6,367,035
Research and development expenses (includes non-cash equity instrument related expenses of $515,896 and $0 for the nine months ended September 30, 2007 and 2006, respectively)	1,643,625	818,375
Restructuring charges	206,552	--
Total Operating Expenses	15,991,513	11,283,961

LOSS FROM OPERATIONS	(8,219,065)	(7,907,721)

OTHER INCOME(EXPENSES)
Interest expense	(1,144,174)	(340,544)
Non-cash financing expense	--	(1,986,592)
Other income(expenses)	(908,969)	(75,160)
Total Other Income(Expenses)	(2,053,143)	(2,402,296)

LOSS BEFORE TAXES	(10,272,209)	(10,310,017)

INCOME TAXES	--	--

NET LOSS	$(10,272,209)	$(10,340,017)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.24)	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,612,343	34,755,448

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)	NINE MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,272,209)	$(10,340,017)
Adjustments to reconcile net loss to net cash flows:
Provided by (used) by operating activities:
Depreciation	509,030	111,117
Non-cash expenses for equity instruments issued for compensation and services	4,264,252	5,562,885
Amortization of notes payable discounts and finders' fees	1,096,253	259,071
Sales returns and allowances	3,280,517	-
Bad debt expense	364,891	364
Changes in assets and liabilities:
Restricted cash	75,560	(50,697)
Receivables	(1,595,694)	687,642
Inventory	(1,140,398)	458,765
Prepaid expenses	(548,583)	(63,620)
Deposits	(34,549)	(16,775)
Accounts payable	3,862,043	973,104
Accrued expenses	126,963	611,357
Royalties payable	(28,156)	(307,058)
Net cash used by operating activities:	(40,080)	(2,113,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(160,954)	(225,059)
Payment of product licenses payable	(250,000)	(1,500,000)
Net cash used by investing activities:	(410,954)	(1,725,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock sales	-	2,178,686
Net proceeds from exercise of stock options	23,124	-
Proceeds from stock subscriptions receivable	4,284,025	600,127
Proceeds from bank notes payable	800,000	386,039
Payments of bank notes payable	(862,272)	(1,071,418)
Proceeds from deposits on stock subscriptions	-	-
Proceeds from senior secured promissory notes	-	2,000,000
Proceeds from convertible secured notes payable	-	400,000
Payments of convertible secured notes payable	(132,000)	-
Purchase of treasury stock		(22,500)
Payments on related party loans	(2,468,750)	(150,000)
Net cash provided by financing activities:	1,644,127	4,320,934

Net increase in cash	1,193,093	482,013

Cash, beginning of period	259,580	12,639

Cash, end of period	$1,452,673	$494,652

The accompanying condensed notes are an integral part of these interim financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)

1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION.

Auriga Laboratories, Inc. (the “Company”) is the first specialty pharmaceutical company building a nationwide commission-based sales model. The Company's business model combines driving revenues through a variable cost commission-based sales structure, acquisition of proven brand names, introduction of new brands, and a strategic development pipeline, all of which are designed to enhance the growing direct relationships with physicians nationwide.

The Company operates out of four divisions. The first is the Auriga Branded Prescriptions division which focuses on the respiratory, dermatology, oncology and psychiatry markets. The second is the Auriga Consumer Brands division which focuses initially on the respiratory over-the-counter market. The third is the Advanced Topical Solutions Pharmaceuticals division which is dedicated primarily to Dermatologists with a secondary focus on Gastroenterologists and Colon-Rectal Specialists. The fourth is the Stesso Pharmaceuticals division which will commence distribution of authorized generic versions of our branded products that are facing competition from generic or therapeutically equivalent products during 2007.

The Company's corporate strategy focuses on two primary objectives. The first is building an innovative, nationwide sales model that drives revenue through a variable cost, commission-only structure. The second is developing a diversified product portfolio by acquiring proven brands, the introduction of line extensions, reformulations, and the strategic development of our own products.

These interim consolidated financial statements have been prepared from the records of the Company without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at September 30 2007, and the results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the nine month transitional period ending December 31, 2006 and from Inception to March 31, 2006 contained in the Company's Transition Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three months and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and consolidated notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of these consolidated financial statements.

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

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses, payables, accrued expenses, royalties payable and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current presentation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, “Employers' Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123R.

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

Basic and Diluted Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share as of three and nine months ended September 30, 2007 and September 30, 2006 as inclusion of the common stock equivalents would be anti-dilutive. A total of 27,567,954 and 21,336,958 shares of common stock issuable upon exercise of outstanding options and warrants were excluded from the calculation of common stock equivalents for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements, (“SFAS 157”). Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. Management is evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the Company's consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertain income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The Company recognized no increase in the liability for unrecognized tax benefits as a result of the adoption of FIN 48.

3.	ACCOUNTS RECEIVABLE.

Accounts receivable as of September 30, 2007 and December 31, 2006 was as follows:

	September 30,		December 31,
	2007		2006
Accounts receivable	$2,284,947	$	$ 990,149
Less: allowance for doubtful accounts	(19,760)		(20,187)
Accounts receivable, net	$2,265,187	$	$ 969,962

Bad debt expense was approximately $64,423 and $0, respectively for the three months ended September 30, 2007 and 2006.

4.	INVENTORY.

Inventory as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Product inventory	$1,897,146	$571,516
Less: reserves	(231,424)	(145,099)
Inventory, net	$1,665,722	$426,417

5.	INTANGIBLE ASSETS.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of September 30, 2007:

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights/product lines	$6,170,749	$(451,929)	$5,718,820	2-15 years
Supply/distribution agreements	1,700,000	(75,556)	1,624,444	15 years
Goodwill	92,316	--	92,316	--
Total	$7,963,065	$(527,485)	$7,435,580	--

As of September 30, 2007 the intangible assets of the Company included $92,316 of goodwill. For the three months ended September 30, 2007 and 2006, amortization expense related to the intangible assets of the Company were $135,651 and $33,319, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense related to the intangible assets of the Company were $527,485 and $33,319, respectively.

6.	NOTES PAYABLE.

Bank Notes Payable

Comerica Bank

On May 23, 2007, the Company entered into a Loan and Security Agreement with Comerica Bank. The Loan Agreement provided for a working capital line of credit of up to $2.0 million, based on 65% of eligible accounts receivable, secured by a first lien on substantially all of the assets of the Company, including intellectual property. The line of credit was repayable interest only monthly, with the principal due at the maturity date of May 31, 2008. The line of credit accrued interest at Comerica's Prime Rate plus 1.00%. The Company paid a $10,000 origination fee in connection with the closing of the credit facility. The Loan Agreement included customary financial covenants. On September 27, 2007, by mutual agreement of the parties, the Loan Agreements were terminated. All collateral being held under the Loan & Security Agreement and related security interests were subsequently released. No further moneys are owed by the Company to Comerica under the Loan Agreement.

Wells Fargo Bank

The Company had a $75,000 short-term financing facility with Wells Fargo Bank which was paid in full and closed in the first quarter of 2007. As of December 31, 2006, the outstanding balance under this facility was $62,272, and the annual interest rate was 13.0%.

Related-Party Senior Secured Convertible Note

On August 4, 2006, the Company issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and was due and payable in full on May 15, 2007. Accrued interest on the SFP Note was payable monthly in arrears. The Company's Chief Executive Officer (“CEO”) is the beneficial owner of SFP. Of the SFP Note's principal amount of $632,000, (i) $400,000 represents funds advanced by SFP to the Company, and (ii) $232,000 represents an accrued bonus that was owed by the Company to its CEO. At SFP's option, the SFP Note was convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note's full repayment, into shares of Common Stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388.

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

For further information, see “Note 11 -- Related Party Transactions.”

Related-Party Senior Secured Promissory Note

On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which will be amortized over the life of the loan. As of June 30, 2007, the Company expensed $1,267,350 of this loan discount as interest expense, of which $219,350 was expensed during the three months ended June 30, 2007. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. As amended, the LFC Note requires the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity. SFP is the managing member of LFC. The Company's CEO is the beneficial owner of SFP.

On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

For further information, see “Note 11 -- Related Party Transactions.”

Related-Party Senior Secured Promissory Note

On September 28, 2006, the Company issued to Aquoral Finance Corp. LLC (“AFC”) a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company's consent. The proceeds from the AFC Note will be used to satisfy the Company's obligations under the distribution agreement with Laboratoires Carilène (See Note 18 to the Company's audited financial statements in the Current Report on Form 10-KSB filed with the SEC on March 30, 2007). All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. SFP is the managing member of LFC. The Company's CEO is the beneficial owner of SFP.

On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.

For further information, see “Note 11 -- Related Party Transactions.”

7.         CAPITAL STOCK.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2007, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2007, there were 50,534,862 shares of common stock issued and outstanding. The holders of shares of common stock are entitled to one vote for each share.

Private Placements

On April 2, 2007, the Company initially sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of the company's common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During the second quarter of 2007, the Company extended the private placement to include over allotments. The Company sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

On August 6, the Company entered into Stock Purchase Agreements, with four different, non-affiliated investors. Under the terms of the Agreement, in exchange for $1,250,000, the Company issued the investors a total of 1,000,000 shares of our common stock, and warrants, to purchase an additional 200,000 shares of common stock at an exercise price of $1.25 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

On September 26, 2007, the Company entered into Stock Purchase Agreements, with eight different, non-affiliated, investors. Under the terms of the Agreement, in exchange for $1,062,611, the Company issued the investors a total of 2,004,925 shares of our common stock, and warrants, to purchase an additional 400,985 shares of common stock at an exercise price of $0.53 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

8.         EQUITY INCENTIVE PLANS.

2006 Equity Incentive Plan

In August 2006, the Company's board of directors (“Board”) approved the Auriga Laboratories, Inc. 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of common stock are available to be granted thereunder. Awards issued under this plan may be issued to employees, non-employee directors or consultants and advisors. Awards may be issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award is based upon the current fair market value of the common stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016. For the three and nine months ended September 30, 2007, the Company did not issue any shares of common stock or record any costs in connection with this plan. As of September 30, 2007, the Company has 9,263 shares available for issuance under the 2006 Equity Incentive Plan.

2007 Equity Incentive Plan

On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 2,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Equity Incentive Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. The registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder. The value of each award is based upon the current fair market value of the common stock at the time of grant. For the three months ended September 30, 2007, the Company issued 109,000 shares of common stock and recorded $116,038 in costs in connection with these issuances. For the nine months ended September 30, 2007, the Company issued 1,282,691 shares of common stock and recorded $1,280,069 in costs in connection with these issuances. As of September 30, 2007, the Company had 587,408 shares available for issuance under the 2007 Equity Incentive Plan.

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

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, March 31, 2006	5,554,547	$0.60	9.8
Options granted	410,188	0.72
Options cancelled	(2,117,983)	0.62
Options exercised	(15,007)	0.42
Balance, December 31, 2006	3,831,745	0.60	9.2
Options granted	--	--
Options cancelled	(365,156)	0.75
Options exercised	(25,011)	0.93
Balance, September 30, 2007	3,441,578	$0.61	8.4
Options exercisable (vested) at September 30, 2007	1,396,474	$0.60	8.4

During the three and nine months ended September 30, 2007, the Company did not issue any options under the 2005 Stock Option Plan. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested.

For the three and nine months ended September 30, 2007, compensation expense associated with stock options that vested during the period was $273,112 and $876,100, respectively.

2006 Stock Option Plan

In July 2006, the stockholders of the Company approved the Auriga Laboratories, Inc. 2006 Stock Option Plan, pursuant to which 7,000,000 shares of the Company's common stock are available to be granted thereunder. Options granted under the 2006 Stock Option Plan may be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Option Plan. Nonstatutory stock options may be granted to employees and consultants. Incentive stock options may be granted only to employees. The Board may at any time offer to repurchase for a payment in cash or shares of common stock an option previously granted under the 2006 Stock Option Plan based on such terms and conditions as the Board shall establish and communicate to the optionee at the time that such offer is made. The 2006 Stock Option Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Option Plan provided that the term of each option granted thereunder shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the common stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

The fair value per share of vested options during the three and nine months ended September 30, 2007 was calculated, according to the Black-Scholes pricing model. The value of options was calculated on the date of the grant using the following assumptions:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Risk-free interest rate	4.4 to 5.1%	4.4 to 5.2%
Expected dividend yield	--	--
Expected lives	10 years	10 years
Expected volatility	110 to 141%	110 to 185%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, March 31, 2006	--	$--
Options granted	4 ,186,230	1.40
Options cancelled	(457,500)	2.32
Options exercised	--	--
Balance, December 31, 2006	3,728,730	1.29	9.4
Options granted	4,800,000	1.40
Options cancelled	(3,091,692)	0.71
Options exercised	--	--
Balance, September 30, 2007	5,437,038	1.36	9.4
Options exercisable (vested) at September 30, 2007	240,510	1.28	8.8

During the three and nine months ended September 30, 2007, 3,000,000 and 4,800,000, respectively, of stock options were granted under the 2006 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of September 30, 2007, there are 1,562,962 options available to be granted under this Plan.

For the three and nine months ended September 30, 2007, compensation expense associated with stock options that vested during the period was $755,488 and $863,726, respectively.

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

The fair value per share of vested options during the three and nine months ended September 30, 2007 was calculated, according to the Black-Scholes pricing model. The value of options was calculated on the date of the grant using the following assumptions:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Risk-free interest rate	4.4 to 5.1%	4.4 to 5.2%
Expected dividend yield	--	--
Expected lives	10 years	10 years
Expected volatility	110 to 141%	110 to 185%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2006	--	$--
Options granted	8,147,000	1.26
Options cancelled	(2,995,000)	1.39
Options exercised	--	--
Balance, September 30, 2007	5,152,000	1.18	9.6
Options exercisable (vested) at September 30, 2007	774,375	0.95	9.7

During the three and nine months ended September 30, 2007, options in the amounts of 2,127,500 and 8,147,000, respectively, were granted under the 2007 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of September 30, 2007, there are 1,848,000 options available to be granted under this Plan.

For the three and nine months ended September 30, 2007, compensation expense associated with stock option vesting during the period was $548,220 and $851,207, respectively.

10.  COMMON STOCK WARRANTS.

During the three and nine months ended September 30, 2007, the Company issued 600,985 and 920,985 warrants to acquire shares of common stock in connection with the private placements discussed in Note 7 - Capital Stock . As of September 30, 2007, warrants to purchase up to 13,737,338 shares of common stock were outstanding, and warrants to purchase 13,407,708 shares of common stock were vested.

For the three and nine months ended September 30, 2007, compensation expense for services for warrants to purchase common stock using the Black Scholes Option Pricing Model was $653,227 and $1,724,835, respectively. The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.4 - 5.1% and 4.4 to 5.2%; (ii) expected lives of 10 years; and (iii) expected volatility of 110 - 141% and 110 - 185%, for the three and nine months ended September 30, 2007, respectively.

11.  RELATED-PARTY TRANSACTIONS.

Related-Party Senior Secured Convertible Note

On August 4, 2006, the Company issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. Philip S. Pesin, the Company's Chief Executive Officer (“CEO”) is the beneficial owner of SFP. Of the SFP Note's principal amount of $632,000, (i) $400,000 represents funds advanced by SFP to the Company, and (ii) $232,000 represents an accrued bonus that was owed by the Company to its CEO. At SFP's option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note's full repayment, into shares of Common Stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388.

On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note. The letter agreement serves to:

·	Amend the interest rate as follows:

·	For the period from August 4, 2006 through February 14, 2007, the SFP Note shall bear interest at the annual rate of eight percent (8%); and

·	For the period from February 15, 2007 through October 15, 2007, the SFP Note shall bear interest at the annual rate of ten percent (10%);

·	Establish the following repayment schedule:

·	One Hundred Thirty Two Thousand Dollars ($132,000) of principal was paid to SFP on February 15, 2007; and

·
The remaining Five Hundred Thousand Dollars ($500,000) of principal shall be paid in equal monthly installments of One Hundred Thousand Dollars ($100,000) beginning on June 15, 2007 with the final payment due on October 15, 2007;

·	Amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of the Company senior in time to the issuance of the SFP Note; and

·	Amend the maturity date of the SFP Note by extending such date to October 15, 2007.

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

The LFC Note is secured by a first-priority perfected security interest in all of the Company's assets. The first priority security provided by the Company is on a pro-rata basis and pari passu to the senior secured note entered into by the Company and Aquoral Finance Corp. LLC (“AFC”) dated September 28, 2006 and is senior in right of payment to any and all of the Company's other indebtedness. The Company can prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, the Company and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by the Company would be subordinated to amounts owed to LFC.

SFP is the managing member of LFC. The Company's CEO contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company. On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

Related-Party Senior Secured Promissory Note

On September 28, 2006, the Company issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provided for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company's consent. The proceeds from the AFC Note were used to satisfy the Company's obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of its recently acquired Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

The AFC Note was secured by a first-priority security interest in all of the Company's assets and is senior in right of payment to any and all of the Company's other indebtedness, except that the AFC Note is pari passu with the Company's $1.5 million obligation to LFC. As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. As of June 30, 2007, the Company had issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount that was amortized over the life of the loan. As of June 30, 2007, the Company had expensed all $676,509 of this loan discount as interest expense, of which $348,348 was expensed during the six months ended June 30, 2007.

SFP is the managing member of AFC. The Company's CEO contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.

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

12.  CONCENTRATIONS.

Customers

During the three months ended September 30, 2007 and 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 90% and 45% of the Company's revenues, respectively. During the nine months ended September 30, 2007 and 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 90% and 73% of the Company's revenues, respectively. No other customer accounted for more than 10% of the Company's sales during the three and nine months ended September 30, 2007. The Company had two and three additional customers, exclusive of the ones referenced above, accounting for more than 10% of sales during the three and nine months ended September 30, 2006, respectively.

Suppliers

Some of the Company's products are currently sourced from single qualified suppliers or manufacturers. The Company has not established arrangements with the alternative suppliers for these ingredients or from alternative manufacturers for the manufacture of our products. Any interruption of raw material supply, for any reason, in any of the required ingredients for our products or the manufacture of such products, could have a material adverse effect on the Company's ability to manufacture our products or to obtain or maintain regulatory approval of such products.

13.  COMMITMENTS AND CONTINGENCIES.

Athlon Pharmaceuticals, Inc. License Agreement

On August 31, 2006, the Company entered into a License Agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) that sets forth the terms upon which the Company obtained the Levall® license from Athlon for the Levall® product line, together with all of Athlon's intellectual property related to Levall® and certain other tangible and intangible assets related to, or necessary for the continued development and marketing of, the Levall® product line. The Levall® product line consists of various pharmaceutical products marketed by Athlon that provide relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The Levall® license permits the Company to make, sell, market, distribute, import and otherwise transfer the Levall® products on a worldwide basis. As consideration for the Levall® license, the Company agreed to pay Athlon $1.5 million in upfront fees and 2,500,000 shares of its restricted common stock. Additionally, the Company also agreed to pay Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first year following the closing date of the license agreement, with such rate to decrease to 20% for net sales in excess of $10,000,000. The royalty payments for the second and third years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for royalty payments equal to 8% of net sales for each year following the third year until such time as the aggregate royalty payments totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent thereto.

On February 9, 2007, the Company filed a lawsuit against Athlon in the United States District Court for the Northern District of Georgia under the caption Auriga Laboratories, Inc. v. Athlon Pharmaceuticals, Inc. , No. 1:07-CV-0308-CC (2007), regarding certain sales practices allegedly engaged in by Athlon regarding the Levall® products. On February 23, 2007, the Company entered into a settlement agreement with Athlon to settle this dispute. The settlement agreement provides that Athlon will refrain from certain allegedly unfair competitive practices, including making or distributing false, misleading, deceptive or disparaging statements, representations and/or writings regarding the Company and/or the Levall® products. Pursuant to the settlement agreement, the Company agreed to dismiss the litigation referred to above by filing a stipulation of dismissal with prejudice within five business days following the execution of the settlement agreement. The settlement agreement also contains certain customary terms, including releases by each of the parties for any and all claims each may have against the other through the date of the settlement agreement.

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

In addition, the letter agreement reduces the frequency of the Company's reporting and payment obligations. The license agreement previously required monthly reports and payments until such time as the aggregate royalty payments equaled or exceeded $10,000,000, with such reports and payments to be made on a quarterly basis thereafter. The license agreement now only requires quarterly reports and payments.

Employment Agreements

Alan T. Roberts

On March 1, 2007 as part of an executive employment agreement with Alan T. Roberts, Chief Scientific Officer, the board of directors of the Company approved the issuance of a non-statutory stock option to purchase two hundred seventy-five thousand (275,000) shares of the Company's common stock under its 2007 Stock Option Plan. The agreement provides for an exercise price of $1.24 per share, which is equal to the closing price as reported on the OTC Bulletin Board on the date of grant. The option vests as follows: (a) one-forth (1/4) of the option is exercisable on the first anniversary of the date of grant; and (b) subject to the executive's continued employment by the Company, 1/48 th of the remaining number of shares of common stock subject to the option shall vest each month thereafter. The employment agreement also contains severance provisions and other covenants.

Philip S. Pesin

On May 9, 2007, the Company entered into an employment agreement (the “Agreement”) with its Chief Executive Officer and Chairman of the Board, Philip S. Pesin. On May 9, 2007, the Agreement became effective and superseded Mr. Pesin's current employment agreement. The term of the Agreement is for two years, expiring on May 9, 2009. The Company has the option to extend the Agreement for an additional two-year period prior to the expiration of the initial term. Under the Agreement, Mr. Pesin's base salary is set at $425,000 annually, but is to be reviewed annually in accordance with the Company's executive compensation policies. In addition, Mr. Pesin is entitled to an annual bonus, payable quarterly, based on increases in the Company's market capitalization as follows: for every $1,000,000 increase in the Company's market capitalization, initially measured as of May 9, 2007, Mr. Pesin will be entitled to a $10,000 bonus.

The Company may terminate Mr. Pesin's employment at any time with or without cause. If Mr. Pesin is terminated without cause or because of death or “disability” (as that term is defined in the agreement), he will be entitled to a lump-sum severance payment equal to his base salary for a period of twenty-four months following his termination, plus continued health benefits during such period. In addition, if the Company terminates Mr. Pesin without cause, then all outstanding options and warrants held by him will vest immediately. Mr. Pesin receives no benefits if he is terminated for cause. If Mr. Pesin resigns for “good cause” (as that term is defined in the agreement) or resigns following the Company's change in control, then he will be entitled to a lump-sum severance payment equal to his base salary for a period of twenty-four months following his termination, plus continued health benefits during such period. In addition, in such event, all outstanding options and warrants held by Mr. Pesin will vest immediately. Under the Agreement, Mr. Pesin is also entitled to earn long-term incentive awards and to participate in all other benefits plans and perquisites in which the Company's other executives and employees are eligible to participate, at the discretion of the Board. Mr. Pesin is also entitled to five weeks paid vacation per year and to reimbursement of certain expenses. The Agreement also provides for the grant to Mr. Pesin of a non statutory stock option to purchase 3,000,000 shares of the Company's common stock, with an exercise price of $1.57, which is the closing price of the common stock of the Company on the OTC Bulletin Board on May 9, 2007. The option vests as follows: (i) twenty-five percent of the option is exercisable on May 9, 2008; and (ii) subject to Mr. Pesin's continued service as the Company's Chief Executive Officer, 1/24th of the total number of shares of common stock subject to the option will vest each month thereafter.

Frank R. Greico

On September 1, 2007, the Company appointed Frank Greico as chief financial officer. Mr. Greico replaces Mr. Charles R. Bearchell. The Company entered into an employment agreement with Mr. Greico in connection with his appointment as chief financial officer. The Employment Agreement became effective on September 1, 2007 and continues for a term of one year. Either party has the option of renewing the term for an additional year, if notice is provided 90 days prior to the expiration of the term. Under the Employment Agreement, Mr. Greico's base salary is set at $250,000. In addition, Mr. Greico is entitled to an annual bonus, payable quarterly, based on increases in the Company's market capitalization as follows: for every $1,000,000 increase in the Company's market capitalization, initially measured as of September 1, 2007, Mr. Greico will be entitled to a $5,000 bonus. The first $100,000 of any quarterly bonus shall be paid in cash with any additional bonus over $100,000 payable in cash or registered Company common stock, at the Company's option. The Agreement also provides for the grant, subject to the approval of the Company's Board of Directors, to Mr. Greico of a non statutory stock option to purchase 1,400,000 shares of the Company's common stock, each share exercisable at the closing price of the Company's common stock on the OTC Bulletin Board on the date the option is granted by the Company's Board of Directors. The option vests as follows: (i) 400,000 shares subject to the option are vested on September 1, 2007, (ii) twenty-five percent of the remaining option shares are vested on September 1, 2008; and (ii) subject to Mr. Greico's continued service with the Company, 1/36th of the total remaining options will vest each month after September 1, 2008.

The Company may terminate Mr. Greico's employment at any time with or without cause. If Mr. Greico is terminated without cause, he will be entitled to severance pay equal to his base salary for a period of twelve months following his termination, plus continued health benefits during such period. In addition, if the Company terminates Mr. Greico without cause, then any outstanding, but unvested options shall vest. Mr. Greico receives no benefits if he is terminated for cause. Under the Agreement, Mr. Greico is also entitled to earn long-term incentive awards and to participate in all other benefits plans and perquisites in which the Company's other executives and employees are eligible to participate. Mr. Greico is also entitled to 5 weeks paid vacation per year and to reimbursement of certain expenses.

Charles R. Bearchell

On August 27, 2008, Charles R. Bearchell's employment agreement with the Company dated November 8, 2006 was amended effective as of September 1, 2007. The Amended Agreement appointed Mr. Bearchell as the Company's Director of Financial Reporting. Under the Amended Agreement, Mr. Bearchell's base salary was set at $150,000. The Company may terminate Mr. Bearchell's employment at any time with or without cause through December 31, 2007. If Mr. Bearchell is terminated without cause during the Term, he will be entitled to severance pay equal to his base salary through December 31, 2007. Mr. Bearchell receives no benefits if he is terminated for cause during the Term. After December 31, 2007, either party may terminate the Amended Agreement with or without cause. In connection with the entry into the Amended Agreement, the Company amended the non statutory stock option previously granted to Mr. Bearchell on November 8, 2006. The Amended Grant provides Mr. Bearchell with the option to purchase up to 50,000 shares of the Company's common stock, with each share exercisable at the previously granted exercise price. All shares subject to the option are fully vested.

Trade Vendor Commitments

On September 26, 2007, the board of directors approved the issuance of 2,933,475 shares of common stock in exchange of $1,592,573 of trade commitments converted to equity. We have signed Conversion Notices from 17 different trade vendors representing $1,592,573 of trade vendor commitments. The issuances will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors or have a pre-existing relationship with the Company. Pursuant to the Conversion Notices, the Company is obligated to cover any additional balance owed by either paying in cash or issuing additional stock, depending upon circumstances, if the proceeds from the stock do not cover the outstanding amounts owed. The Company recorded approximately a 50% contingency accrual as of September 30, 2007 in the amount of $600,107 as a contingent accounts payable to cover any potential shortfall that the Company would be obligated to repay. The maximum contingency exposure is $1,276,655, which represents 100% of the trade commitments converted to equity that is subject to the contingency. There is no defined termination date for this contingency.  The contingency will be terminated at such time when all of the stock subject to this contingent obligation has been sold.

14.  RESTRUCTURING ACTIVITIES.

During the quarter ended September 30, 2007, the Company decided to restructure its sales force. Until the summer of 2007, the Company utilized a “one-team”, “all-products” approach with a maximum of 500 Territory Managers to optimize prescription growth while minimizing turnover of newly hired sales associates. During the third quarter ended September 30, 2007, the Company restructured its sales force in order to allow focused selling by multiple sales teams with each team selling a unique and ultimately less confusing group of products. Under the multiple team approach, the Company can ultimately grow to approximately 2,000 full-time equivalent Territory Managers with its current product portfolio. The Company finalized all territory re-alignments in September 2007. As a result of these and other restructuring activities, the Company incurred $206,552 of restructuring charges in the quarter ended September 30, 2007 primarily related to employee separation payments in connection with related corporate and field management changes.

15.  CHANGE IN MANAGEMENT ESTIMATE.

The Company’s calculation of its product returns reserves is based on historical returns of a given product, product specific information provided by the Company’s customers, information obtained regarding the levels of inventory being held by the Company’s customers, as well as, estimated future filled prescription patterns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and any change in management estimates. During the quarter ended September 30, 2007, the Company recorded a product returns reserve charge of $4,946,005. This total includes a non-recurring charge of $1,296,376 related to certain Company products affected by the FDA’s recent federal register notices regarding timed-release guaifenesin and hydrocodone. The balance of the $4,946,005 total charge is primarily attributable to management’s estimate of future filled prescriptions of certain new products launched during 2007, prior to six months from their expiration date in accordance with the company’s return policy. These non-recurring reserve adjustments to third quarter’s gross revenue results in net revenue of $333,719 and $12,006,349 for the three and nine months ended September 30, 2007, respectively. This does not affect the Company’s current policy of recording at least 17% of gross sales for its on-going returns reserve accrual. The Company reserves the greater of (i) 17% of gross revenues or (ii) the difference between gross sales, less sales discounts, and dollarized TRxs (“filled prescriptions”) according to Wolters Kluwer.

16.  SUBSEQUENT EVENTS.

On October 1, 2007 the Company terminated the Licensing and Distribution Agreement entered into with Laboratoires Carilène S.A.S a corporation existing under the laws of France, (“Supplier”) on June 6, 2007. Under the terms of the License Agreement, Supplier granted to the Company an exclusive license in the United States to sell, market, distribute, sublicense and exploit the lotion and shampoo products which incorporate Supplier's Silicium 44 ingredient. By letter dated October 1, 2007, the Company terminated the Licensing Agreement due to the fact that certain marketing claims were unsubstantiated by any clinical data or photos. As these misstatements were not able to be cured and were a basis for the Company’s entry into the Licensing Agreement, the Licensing Agreement was terminated on October 1, 2007.

On October 1, 2007, the Company executed a letter agreement with a third party manufacturer under which we issued 1,208,012 shares of common stock in exchange of $191,549 in outstanding debt currently owed to that manufacturer, and $472,851.25 of future open market purchase order commitments. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the manufacturer has a pre-existing relationship with the Company.

On October 1, 2007, FDA announced its intention to take enforcement action against companies that market drug products, which have not received formal FDA approval, that contain hydrocodone. In accordance with the FDA’s enforcement action timeline for products containing dosing instructions for children under 6 years of age, Auriga has discontinued the manufacture and shipment of Levall® 5.0 Liquid by October 31, 2007. In addition, Auriga will cease shipment of Extendryl® HC Extended Release Tablets, which is indicated for children 6 years of age and older, on or before November 26, 2007 in accordance with the previous FDA Final Rule regarding extended release guaifenesin products dated May 25, 2007. As stated in the Questions and Answers About FDA’s Enforcement Action Regarding Unapproved Hydrocodone Drug Products updated October 1, 2007, “[c]ompanies or others engaging in manufacturing or shipping these products may use these periods to wind down their activities. Unapproved formulations may still appear on pharmacy shelves for a period after these deadlines pass”; therefore, it is unnecessary to remove Levall 5.0 and/or Extendryl HC from prescription databases at this time.

On October 29, 2007, the Company executed a Manufacturing and Supply Agreement (“Manufacturing Agreement”) entered into with Mikart, Inc. (“Supplier”), a Georgia corporation. Under the terms of the Manufacturing Agreement, Supplier accepted appointment by the Company to manufacture Acetaminophen 650mg/Codeine 60mg (“Product”) for commercial distribution by the Company. Supplier granted to the Company an exclusive, royalty free license to market and sell the Products. In consideration of such license, the Company agreed to deliver to Supplier the aggregate sum of $100,000 payable as follows: (i) $50,000 payable upon execution of Manufacturing Agreement and (ii) $50,000 payable within 60 days following the Company’s receipt of its first order of the Product. The Company agreed to purchase Product exclusively from Supplier and agreed to certain minimum annual batch quantities.

On October 30, 2007, the Company was made aware of a probable future FDA action regarding drug products containing tannate salts of active pharmaceutical ingredients. The Company believes that the FDA intends to take enforcement action against companies that market drug products, which have not received formal FDA approval, that contain tannates. At present, the FDA has not issued any Federal Register notice regarding tannates just yet, but the Company believes the action is imminent. The Company believes that Levall 12 and Zinx Cold Kit may be affected by this probable future FDA action.

On October 29, Laboratories Carilène S.A.S (“ Plaintiff”) filed a complaint in U.S. District Court, Southern District of New York against the Company (“Defendant”) for an unspecified amount of damages, alleging breach of contract. The Company is unable to predict the outcome and/or the financial or operating impact of this matter at this time.

On October 31, the Company (“ Plaintiff”) filed a complaint in U.S. District Court, Southern District of New York against Laboratories Carilène S.A.S (“Defendant”) for an unspecified amount of damages, alleging Defendant’s material breach and anticipatory repudiation of a license and supply agreement for Aquoral, used to treat dry mouth syndrome. The Company is unable to predict the outcome and/or the financial or operating impact of this matter at this time.

On November 2, 2007, the Company terminated its Chief Operating Officer and Secretary, Andrew Shales, effective November 5, 2007. Frank Greico, its Chief Financial Officer, replaced Mr. Shales as its Secretary, leaving the Chief Operating Officer position vacant.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

OVERVIEW

We are the first specialty pharmaceutical company building an industry changing commission-based sales model targeting over 2,000 filled territories by 2009. Our high-growth business model combines driving revenues through a variable cost commission-based sales structure, acquisition and development of FDA approved products, all of which are designed to enhance our growing direct relationships with physicians nationwide. Our current product portfolio includes 27 marketed products and 6 products in development covering various therapeutic categories.

Our innovative, commission-only sales force structure allows us to cover sales territories that traditionally would not be a focus for large pharmaceutical companies. As of October 31, 2007 we had 395 sales associates nationwide categorized as follows:

Full-time equivalents
Trainees	321
Territory Managers with less than 6 months tenure	42
Territory Managers with 6 months or more tenure	32
Total	395

We launched a diversified group of products during 2007 in order to provide the sales force with a sufficient product portfolio while allowing us to achieve top line sales revenue growth. Until the summer of 2007, we believed that utilizing a “one-team” approach with a maximum of 500 Territory Managers would optimize prescription sales while minimizing turnover of newly hired sales associates. Under the “one-team” approach, Territory Managers had the ability to sell all of our marketed products at their discretion. Many Territory Managers had difficulty prioritizing and effectively selling under the “one-team” “all-products” approach. During the summer of 2007, we recognized an opportunity to restructure the sales force in order to allow focused selling by multiple sales teams with each team selling a unique and ultimately less confusing group of products. Additionally, the multiple team approach created long-term opportunities to significantly grow prescriptions while opening up the ability to integrate new product opportunities and sales teams. Under the multiple team approach, we believe we can ultimately grow its sales team to approximately 2000 full-time equivalent territory managers with our current product portfolio while permitting the introduction of part-time territory managers. We believe that by allowing part-time territory managers, we will be able to capitalize on a large pool of qualified candidates seeking part-time commission-only sales opportunities.

During the three months ended September 30, 2007, we began the implementation of the sales force restructuring, and in September 2007 we finalized all territory alignments. With the launch of “Auriga Base”, a proprietary recruiting and tracking database, and “Auriga University”, our proprietary online training program on September 1, 2007, we strengthened our ability to recruit and train our sales force. We also began the development of a proprietary commercialization platform to automate commission payouts to our Territory Managers with an anticipated completion during the 4th Quarter of 2007.

In addition to the change to a multiple team approach and new territory alignments, significant changes were made to improve the quality of our Territory Managers and the retention of our top performers.

As of September 30, 2007, we employed 49 full-time corporate personnel.

We utilize third parties to manufacture and package inventories held for sale. Inventories consist of salable products held at our third party warehouse and are valued at the lower of cost or market using the first-in, first-out method. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

We schedule our inventory purchases to meet new product launch schedules and anticipated customer reorder demand. As a result, a miscalculation of customer demand or relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. We recognize revenue at the time of receipt by our customers, net of estimated allowances. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We observe trends from this data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.

We sell our products primarily to major wholesalers and approximately 75% - 85% of our gross revenues are typically derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable, net of return allowances. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

We cannot control or significantly influence the purchasing patterns of our wholesale customers. They are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

OUR PROMOTED PRODUCTS

	Strength	Primary Uses
Extendryl ®
SR	Rx	Respiratory
JR	Rx	Respiratory
DM	Rx	Respiratory
PSE	Rx	Respiratory
Syrup	Rx	Respiratory
Chewable	Rx	Respiratory
Levall ®
12	Rx	Respiratory
Liquid	Rx	Respiratory
G	Rx	Respiratory
Aquoral ™	Rx	Xerostomia
Zinx ™
Cold Kit	Rx	Respiratory
Cough Kit	Rx	Respiratory
Allergy Kit	Rx	Respiratory
Kids Sneeze Kit	Rx	Respiratory
Lozenges	OTC	Respiratory
Akurza ™
Cream	Rx	Dermatology
Lotion	Rx	Dermatology
Xyralid ™
RC Kit	Rx	Dermatology
LP Kit	Rx	Dermatology
Cream Kit	Rx	Dermatology
Zytopic ™	Rx	Dermatology
Coraz ™	Rx	Dermatology

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to our “Consolidated Notes to Consolidated Financial Statements” included herein and to our “Consolidated Notes to Consolidated Financial Statements” included in our Transition Report on Form 10-KSB for the transition period from April 1, 2006 to December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We are required to estimate the level of accounts receivable recorded on our balance sheet which we assess will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers which can be highly subjective. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

SALES DEDUCTIONS

We provide volume incentives, contractual price reductions with drug wholesalers, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus we must record an estimate at the time of sale. Our estimates are based on historical experience with similar programs, and since we have a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to our customers when sales incentives are offered. If we over or under estimate the level of sales deductions, there may be a material impact to our financial statements.

PRODUCT RETURNS

In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date which is typically two to three years from the date of manufacture. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to accurately estimate future returns over the return time period at the time of sale. We are required to estimate the level of sales which will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as estimated future filled prescription patterns. Effective July 1, 2007 we reserve the greater of (i) 17% of gross revenues or (ii) the difference between gross sales, less sales discounts, and dollarized TRxs (“filled prescriptions”) according to Wolters Kluwer Health data. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and any change in management estimates. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

INVENTORY OBSOLESCENCE

Our products have shelf lives ranging from 24 to 36 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

OPERATING EXPENSES

We have segregated our recurring operating expenses among four categories: cost of goods sold, including royalties; sales, marketing and trade expenses; general and administrative expenses; and research and development. Cost of goods sold includes the direct costs associated with materials and supplies, royalties and distribution. Sales, marketing and trade expenses include salaries for sales and marketing staff, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. General and administrative expenses includes salaries and benefits for our executives, business development, human resources, finance, information technology, legal, and other general corporate expenses such as rent, supplies, insurance, investor relations, and other general operating expenses. Research and development expenses includes research into development of proprietary patents, development of applications for rapid-dissolve technology, partnerships with third parties in developing proprietary drug delivery technologies and development of line extensions to our existing product lines. These expenses also include salaries and benefits, legal fees for patent reviews attributable to such development activities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, three month periods ended September 30, 2007 and 2006 for purposes of providing additional disclosure and detail to our revenues:

Reconciliation of Gross to Net Revenues	Three months ended September 30, 2007	Three months ended September 30, 2006
Gross revenues	$6,112,731	$1,913,510
Less: Sales discounts	(833,007)	11,780
Less: Sales returns reserve	(4,946,005)	(133,948)
Net Revenues	$333,719	$1,791,342

Dollarized prescription sales(1)	$1,630,095	$1,197,675

(1) As reported by Wolters Kluwer, a third party provider of prescription data. Wolters Kluwer projected gross prescription demand is calculated based on estimated retail sales value.

The following is a numerical summary of certain of our results of operations for the three months ended September 30, 2007 and September 30, 2006:

	Three months ended September 30, 2007	Three months ended September 30, 2006
Net revenues	$333,719	$1,791,342
Cost of goods sold	1,117,439	575,600
Gross profit	(783,720)	1,215,742
Operating expenses	7,018,875	4,456,893
Income (loss) from operations	(7,802,595)	(3,241,151)
Other expenses	(257,797)	(281,842)
Net loss	$(8,060,392)	$(3,522,993)

The following analysis and discussion pertains to our results of operations for the three months ended September 30, 2007, compared to our results of operations for the three months ended September 30, 2006.

Net Revenue. Our net revenues for the three months ended September 30, 2007 decreased $1,457,623, or (81%), to $333,719, as compared to $1,791,342 for the three months ended September 30, 2006. As noted above, this significant decrease in our net revenues for the three months ended September 30, 2007 when compared to September 30, 2006, was not due to a decrease in gross revenues (which increased from $1,913,510 for the three months ended September 30, 2006, to $6,112,731 for three months ended September 30, 2007), but instead was primarily due to an increased sales returns reserve. We began operations in April, 2005 and began actively selling and promoting the Extendryl® line during the quarter ended September 30, 2005. We acquired the Levall® product line during the quarter ended September 30, 2006 and that quarter’s net revenue includes one month of Levall® revenue. Extendryl® and Levall® were our only promoted product lines during the quarter ended September, 2006, as compared to, Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines during the current quarter ended September 30, 2007. The increase in sales discounts primarily reflects the incentives offered to wholesalers in connection with the sales of initial launch quantities of new products during the quarter. During the quarter ended September 30, 2007, we increased the product returns reserve by $4,946,005. This total includes a non-recurring accrual of $1,296,376 related to certain of our products affected by the FDA’s recent federal register notices regarding timed-release guaifenesin and hydrocodone. The balance of the $4,946,005 total accrual is primarily attributable to management’s estimate of future filled prescriptions of certain new products launched during 2007, as compared to their lot expiration dates. These non-recurring reserve adjustments to third quarter’s gross revenue results in net revenue of $333,719 for the three months ended September 30, 2007. We reserve the greater of (i) 17% of gross revenues or (ii) the difference between gross sales, less sales discounts, and dollarized TRxs (“filled prescriptions”) according to Wolters Kluwer Health data.

Promoted Products - Overview
	Change in total dispensed prescriptions for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (a)	Percentage change in total dispensed prescriptions for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (a)
Extendryl ®
SR	605	10.8%
JR	1,825	28.5%
DM	876	27.5%
PSE	389	23.8%
Syrup (k)	(285)	(10.4%)
Chewable	(571)	(14.3%)
Levall ®
12 (k)	(6,444)	(78.0%)
Liquid	255	128.1%
G (l)	(4,354)	(32.9%)
Aquoral ™ (b)	N/A	N/A
Zinx ™
Cold Kit (c) (j)	N/A	N/A
Cough Kit (c) (j)	N/A	N/A
Allergy Kit (c) (j)	N/A	N/A
Kids Sneeze Kit (c) (j)	N/A	N/A
Akurza ™
Cream (d) (h)	N/A	N/A
Lotion (d) (h)	N/A	N/A
Xyralid ™
RC Kit (e) (i)	N/A	N/A
LP Kit (e) (j)	N/A	N/A
Cream Kit (e)	N/A	N/A
Zytopic ™ (f)	N/A	N/A
Coraz ™ (g)	N/A	N/A

(a)	Source: Wolters Kluwer Health Prescription Services data.

(b)	Aquoral was launched in March 2007 and therefore a full period of comparable data is not available.

(c)	Zinx products were launched in March 2007 and therefore a full period of comparable data is not available.

(d)	Akurza products were launched in May 2007 and therefore a full period of comparable data is not available.

(e)	Xyralid products were launched in July 2007 and therefore a full period of comparable data is not available.

(f)	Zytopic was launched in October 2007 and therefore a full period of comparable data is not available.

(g)	Coraz was launched in October 2007 and therefore a full period of comparable data is not available.

(h)	Promotion with samples began in June 2007.

(i)	Promotion with samples began in August 2007.

(j)	Promotion with samples began in October 2007.

(k)	Promotion with samples began in October 2007 due to reformulation.

(l)	Limited distribution January 2007 through June 2007 resulting from product backorder status.

Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the three months ended September 30, 2007 increased $541,839, or 94%, to $1,117,439, as compared to $575,600 for the three months ended September 30, 2006. This increase in cost of goods sold was a result of increased sales volume to the wholesalers, exclusive of the sales returns reserve, during the current quarter; partially offset by the change in the product mix reflecting favorable royalty terms.

Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the three months ended September 30, 2007 increased $1,378,444, or 149%, to $2,305,957, as compared to $927,513 for the three months ended September 30, 2006. The increase is primarily comprised of $164,418 of sales representative training and on line training system costs, $177,458 for the company’s national sales meeting, $206,552 of restructuring costs and $736,569 of inside sales and marketing people costs.

We incurred $208,402 of sales force commission expense during the three months ended September 30, 2007, as compared to $1,450 for the three months ended September 30, 2006. We initially implemented the commission-only sales force during the three months ended September 30, 2006. We anticipate that the commission expense will continue to increase as we expand our nationwide presence.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2007 increased $765,706, or 24%, to $3,897,795, as compared to $3,132,089 for the three months ended September 30, 2006. Increased general and administrative expenses were primarily related to additional corporate personnel and their related salary, benefits, non-cash stock option expense, and the related recruitment costs.

Research and Development Expense. Research and development expenses increased $211,280, or 53%, to $608,571 for the three months ended September 30, 2007, as compared to $397,291 for the three months ended September 30, 2006. This increase was primarily related to additional corporate personnel and their related salary, benefits, non-cash stock option expense, and the related recruitment costs. and also our increased investment in development projects.

Restructuring Charges. During the quarter ended September 30, 2007, we decided to restructure our sales force. Until the summer of 2007, we believed that utilizing a “one-team”, “all-products” approach with a maximum of 500 Territory Managers would optimize prescription growth while minimizing turnover of newly hired sales associates. During the third quarter ended September 30, 2007, we recognized an opportunity to restructure its sales force in order to allow focused selling by multiple sales teams with each team selling a unique and ultimately less confusing group of products. Under the multiple team approach, we can ultimately grow to approximately 2,000 full-time equivalent Territory Managers with our current product portfolio. We finalized all territory re-alignments in September 2007. As a result of these and other restructuring activities, we incurred $206,552 of restructuring charges in the quarter ended September 30, 2007 related to employee separation payments in connection with related corporate and field management changes.

Interest Expense. Interest expense decreased $214,230 to $22,042 for the three months ended September 30, 2007, as compared to $236,272 for the three months ended September 30, 2006. The interest expense incurred during the three months ended September 30, 2007 is related to the bank working capital line of credit that was paid off and closed during the current quarter. The interest expense incurred during the three months ended September 30, 2006 primarily comprised of non-cash, discount amortization on two senior secured promissory notes and were paid off completely in April 2007. As of April 2007, we no longer had any long-term debt and as of September 30, 2007 we no longer have any debt.

Other Expenses. Other expenses increased $190,185 to $235,755 for the three months ended September 30, 2007, as compared to $45,570 for the three months ended September 30, 2006. The increase in other expenses is primarily attributed to increased early payment discounts based on increased sales volume.

Net Loss. For the three months ended September 30, 2007, we had a net loss of $8,060,392, compared to $3,522,993, for the three months ended September 30, 2006. As noted above, our net loss is primarily a result of an increased sales return reserve, which decreased our net revenue, as well as increases in our operating expenses for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, nine month periods ended September 30, 2007 and 2006 for purposes of providing additional disclosure and detail to our revenues:

Reconciliation of Gross to Net Revenues	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Gross revenues	$22,233,284	$5,669,850
Less: sales discounts	(3,182,413)	(84,885)
Less: sales returns reserve	(7,044,521)	(267,327)
Net revenues	$12,006,349	$5,317,638

Dollarized prescription sales(1)	$6,060,180	$2,450,985

(1) As reported by Wolters Kluwer, a third party provider of prescription data. Wolters Kluwer projected gross prescription demand is calculated based on estimated retail sales value.

The following is a numerical summary of certain of our results of operations for the nine months ended September 30, 2007 and September 30, 2006:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net revenues	$12,006,349	$5,317,638
Cost of goods sold	4,233,902	1,941,398
Gross profit	7,772,448	3,376,240
Operating expenses	15,991,513	11,283,961
Income (loss) from operations	(8,219,065)	(7,907,721)
Other expenses	(908,969)	(2,402,296)
Net loss	$(10,272,209)	$(10,310,017)

The following analysis and discussion pertains to our results of operations for the nine months ended September 30, 2007, compared to our results of operations for the nine months ended September 30, 2006.

Net Revenue. Our net revenues for the nine months ended September 30, 2007 increased $6,688,711, or 126%, to $12,006,349, as compared to $5,317,638 for the three months ended September 30, 2006. The increase in our net revenues for the nine months ended September 30, 2007 when compared to September 30, 2006, includes an increase in gross revenues (from $22,233,284 for the nine months ended September 30, 2006 to $5,669,850 for the nine months ended September 30, 2007), as well as a significant increase in sales discounts and sales returns reserve. We began operations in April, 2005 and began actively selling and promoting the Extendryl® line during the quarter ended September 30, 2005. We acquired the Levall® product line during the nine months ended September 30, 2006 and the prior year nine months net revenue includes one month of Levall® revenue. Extendryl® and Levall® were our only promoted product lines during the nine months ended September 30, 2006, as compared to, Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl® and Levall® product lines during the nine months ended September 30, 2007. The increase in sales discounts primarily reflects the incentives offered to wholesalers in connection with the sales of initial launch quantities of new products during the year. During the nine months ended September 30, 2007, we increased the product returns reserve by $7,044,521. This total includes a non-recurring accrual of $1,296,376 during the current quarter, related to certain of our products affected by the FDA’s recent federal register notices regarding timed-release guaifenesin and hydrocodone. The balance of the third quarter accrual is primarily attributable to management’s estimate of future filled prescriptions of certain new products launched during 2007 as compared to their lot expiration dates. These non-recurring reserve adjustments to third quarter’s gross revenue results in net revenue of $12,006,349 for the nine months ended September 30, 2007. We reserves the greater of (i) 17% of gross revenues or (ii) the difference between gross sales, less sales discounts, and dollarized TRxs (“filled prescriptions”) according to Wolters Kluwer Health data.

Promoted Products - Overview
	Change in total dispensed prescriptions for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (a)	Percentage change in total dispensed prescriptions for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (a)
Extendryl ®
SR	1,517	7.3%
JR	13,981	86.0%
DM	9,319	123.8%
PSE	4,660	109.1%
Syrup (k)	(3,454)	(28.5%)
Chewable	(3,105)	(19.9%)
Levall ®
12 (k)	(45,180)	(78.5%)
Liquid	1,007	412.7%
G (l)	5,500	14.8%
Aquoral ™ (b)	N/A	N/A
Zinx ™
Cold Kit (c) (j)	N/A	N/A
Cough Kit (c) (j)	N/A	N/A
Allergy Kit (c) (j)	N/A	N/A
Kids Sneeze Kit (c) (j)	N/A	N/A
Akurza ™
Cream (d) (h)	N/A	N/A
Lotion (d) (h)	N/A	N/A
Xyralid ™
RC Kit (e) (i)	N/A	N/A
LP Kit (e) (j)	N/A	N/A
Cream Kit (e)	N/A	N/A
Zytopic ™ (f)	N/A	N/A
Coraz ™ (g)	N/A	N/A

(a)	Source: Wolters Kluwer Health Prescription Services data.

(b)	Aquoral was launched in March 2007 and therefore a full period of comparable data is not available.

(c)	Zinx products were launched in March 2007 and therefore a full period of comparable data is not available.

(d)	Akurza products were launched in May 2007 and therefore a full period of comparable data is not available.

(e)	Xyralid products were launched in July 2007 and therefore a full period of comparable data is not available.

(f)	Zytopic was launched in October 2007 and therefore a full period of comparable data is not available.

(g)	Coraz was launched in October 2007 and therefore a full period of comparable data is not available.

(h)	Promotion with samples began in June 2007.

(i)	Promotion with samples began in August 2007.

(j)	Promotion with samples began in October 2007.

(k)	Promotion with samples began in October 2007 due to reformulation.

(l)	Limited distribution January 2007 through June 2007 resulting from product backorder status.

Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the nine months ended September 30, 2007 increased $2,292,504, or 118%, to $4,233,902, as compared to $1,941,398 for the nine months ended September 30, 2006. This increase in cost of goods sold was a result of increased sales volume to the wholesalers during the nine months ended September 30, 2007; partially offset by the change in the product mix reflecting favorable royalty terms.

Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the nine months ended September 30, 2007 increased $1,587,480, or 39%, to $5,686,031, as compared to $4,098,551 for the nine months ended September 30, 2006. The increase in sales, marketing and trade expenses were primarily related to additional corporate personnel and their related salary, benefits, and non-cash stock option expense. Also, we incurred a significant amount of sales force related expenses such as recruitment, $311,065 for training and the development of the new on-line training modules, $177,457 for the national sales meeting which took place in July 2007, and $676,839 for the cost of samples and sample distribution to target physicians during the nine months ended September 30, 2007.

We incurred $526,419 of sales force commission expense during the nine months ended September 30, 2007, as compared to $1,450 for the nine months ended September 30, 2006. We initially implemented the commission-only sales force during the three months ended September 30, 2006. We anticipate that the commission expense will continue to increase as we expand our nationwide presence.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2007 increased $2,088,270, or 33%, to $8,455,305, as compared to $6,367,035 for the nine months ended September 30, 2006. Increased general and administrative expenses were primarily due to $1,336,746 of increased costs related to additional corporate personnel and their related salary, benefits, non-cash stock option expense, and the related recruitment costs. Total general and administrative expenses as a percentage of net revenues decreased from 120% for the nine months ended September 30, 2006 to 70% for the nine months ended September 30, 2007, despite the non-recurring adjustment to net revenue during the current nine month period ended September 30, 2007.

Research and Development Expense. Research and development expenses increased $825,250, or 101%, to $1,643,625 for the nine months ended September 30, 2007, as compared to $818,375 for the nine months ended September 30, 2006. This increase was primarily related to additional corporate personnel and their related salary, benefits, non-cash stock option expense, and the related recruitment costs. and also our increased investment in development projects. We expect expenses in this area to continue to increase in the future as we develop new products designed to significantly increase our market share in our targeted market areas.

Interest Expense. Interest expense increased $803,630 to $1,144,174 for the nine months ended September 30, 2007, as compared to $340,544 for the nine months ended September 30, 2006. The interest expense is primarily comprised of non-cash, discount amortization on two senior secured promissory notes that began during the three months ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related party for a convertible secured note and the bank working capital line of credit that was paid off and closed during the nine months ended September 30, 2007. As of April 2007, we no longer have any long-term debt, and as of September 30, 2007 we no longer have any debt.

Other Expenses. Other Expenses increased $833,809 to $908,969 for the nine months ended September 30, 2007, as compared to $75,160 for the nine months ended September 30, 2006. The increase in other expenses is primarily attributed to bad debt expense of approximately $300,000 and increased early payment discounts based on increased sales volume.

Net Loss. For the nine months ended September 30, 2007, we had a net loss of $10,272,209, compared to $10,340,017, for the nine months ended September 30, 2006. As noted above, our net loss is primarily a result of increased sales discounts and sales return reserve, which decreased our net revenue, as well as increases in our operating expenses for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. Since inception, we have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2007, we had cash and cash equivalents on hand of approximately $1,452,673, a working capital position of negative $3,486,276 and no debt. Exclusive of the sales returns reserve, our working capital position was a negative $139,906.

On April 2, 2007, we sold in a private placement 1,600,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $2,000,000. Each Unit was comprised of one share of our common stock and one common stock warrant. Each common stock warrant included in the Units entitles the holder to purchase one-fifth of a share of our common stock at an exercise price of $1.60 per share through April 2, 2010. The Units were sold solely to accredited investors. During June 2007, we extended the private placement to include additional investors. We sold an additional 1,000,000 Units at a price of $1.25 per Unit, for aggregate gross proceeds of $1,250,000. The final subscription proceeds were received on July 27, 2007.

On May 23, 2007, we entered into a Loan and Security Agreement with Comerica Bank. The Loan Agreement provided for a working capital line of credit of up to $2.0 million, based on 65% of eligible accounts receivable, secured by a first lien on substantially all of our assets, including intellectual property. The line of credit was repayable interest only monthly, with the principal due at the maturity date of May 31, 2008. The line of credit accrued interest at Comerica's Prime Rate plus 1.00%. We paid a $10,000 origination fee in connection with the closing of the credit facility. The Loan Agreement included customary financial covenants. On September 27, 2007, by mutual agreement of the parties, the Loan Agreements were terminated. All collateral being held under the Loan & Security Agreement and related security interests were subsequently terminated. No further moneys are owed by us to Comerica under the Loan Agreement.

On August 6, we entered into Stock Purchase Agreements, with four different, non-affiliated investors. Under the terms of the Agreement, in exchange for $1,250,000, we issued the investors a total of 1,000,000 shares of our common stock, and warrants, to purchase an additional 200,000 shares of our common stock at an exercise price of $1.25 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

On September 26, 2007, we entered into Stock Purchase Agreements, with eight different, non-affiliated, Investors. Under the terms of the Agreement, in exchange for $1,062,611, we issued the Investors a total of 2,004,925 shares of our common stock, and Warrants, to purchase an additional 400,985 shares of our common stock at an exercise price of $0.53 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

On September 26, 2007, the Board of Directors approved the issuance of 2,933,475 shares of common stock in exchange of $1,592,573.07 of trade commitments converted to equity. We have signed Conversion Notices from 17 different trade vendors representing $1,592,573.07 of trade vendor commitments. The issuances will be exempt from registration pursuant to Section 4(2)of the Securities Act of 1933, and the investors are sophisticated investors or have a pre-existing relationship with us. Pursuant to the Conversion Notices, we are obligated to cover any additional balance owed by either paying in cash or issuing additional stock, depending upon circumstances, if the proceeds from the stock do not cover the outstanding amounts owed.

On October 1, 2007, we executed a letter agreement with a third party manufacturer under which we issued 1,208,012 shares of common stock in exchange of $191,549 in outstanding debt we currently owe the manufacturer, and $472,851.25 of future open market purchase order commitments. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the manufacturer has a pre-existing relationship with the Company

On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Akurza™, Xyralid™, Zytopic™, Coraz™, Extendryl®, and Levall® product lines and continue to acquire proven brand name products. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash and cash equivalents were approximately $1,452,673 on September 30, 2007, compared to $259,580 at December 31, 2006. Net cash used in operating activities for the nine months ended September 30, 2007 was $40,080. This use of cash was primarily the result of a net loss of $10,272,209 and net working capital changes of $717,186 offset by $9,514,943 of non-cash items. The major factors affecting the uses of net working capital were increases to accounts receivable of $1,595,694, inventory of $1,140,398, and prepaid expenses of $548,583, partially by an increase to accounts payable of $3,862,043.

Net cash used in investing activities for the nine months ended September 30, 2007 was $410,954. The uses of cash were for purchases of fixed assets and a progress payment for a product licenses payable.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,644,127. The cash provided was primarily from $4,284,025 from proceeds on stock subscriptions from the private placement offerings to qualified investors that closed during the nine months ended September 30, 2007 and $800,000 from a bank line payable. This was partially offset by the payment of $2,468,750 on related-party loans, payments of $862,272 on two bank lines payable, and payments of $132,000 on a convertible secured notes payable.

On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (the “SFP Note”) in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. Our Chief Executive Officer (“CEO”) is the beneficial owner of SFP. Of the SFP Note's principal amount of $632,000, (i) $400,000 represents funds advanced by SFP us, and (ii) $232,000 represents an accrued bonus that was owed by us to our CEO. At SFP's option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note's full repayment, into shares of common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing (i) the outstanding principal amount of the SFP Note to be converted by (ii) the conversion price of $1.388. On January 25, 2007, we executed a letter agreement with SFP amending the SFP Note. The letter agreement serves to amend the interest rate, establish a new repayment schedule, amend the seniority of the SFP Note such that it is now subordinate in right of payment to any and all other indebtedness of ours senior in time to the issuance of the SFP Note, and amend the maturity date of the SFP Note by extending such date to October 15, 2007. On February 15, 2007 $132,000 of principal was paid to SFP. On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock.

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

RISK FACTORS - RISKS RELATED TO OUR BUSINESS

The following risk factors are some of our primary risks and/or are new risk factors since we filed our Transition Report on Form 10-KSB for the transition period from April 1, 2006 to December 31, 2006 filed with the Commission on March 30, 2007. These risk factors should be read in conjunction with our risk factors listed in our Transition Report.

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

Several of our products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. The FDA has adopted a risk-based enforcement policy concerning unapproved drugs. The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file an NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the United States. While the FDA generally allows a one-year grace period, it is not statutorily required to do so. In addition, although we may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing. It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.

FDA has announced its intention to take enforcement action regarding timed-release guaifenesin.

On May 25, 2007, FDA announced its intention to take enforcement action against companies that market drug products, which have not received formal FDA approval, in a timed-release dosage form that contain guaifenesin. In a May 29, 2007 Federal Register notice, the agency stated that the enforcement policy applies to any drug product in a timed-released form that contains guiaifenesin. See 72 Fed. Reg 29517. The Federal Register notice stated that products that have an NDC number and are listed with the agency may continue to be manufactured until August 27, 2007. The Federal Register notice also states that, on or before November 26, 2007, affected products should not be introduced into interstate commerce. Auriga will comply with the FDA notice and will discontinue manufacture of Extendryl® G Extended Release Tablets, Extendryl® HC Extended Release Tablets, and Zinx™ Congestion Kit products by August 27, 2007. Auriga will cease shipping these affected products into interstate commerce by November 26, 2007. Auriga believes that the FDA enforcement action regarding the shipment of affected products into interstate commerce applies only to manufacturers, and does not extend to distributors who may continue to ship these products to exhaust existing inventory after November 26, 2007. In addition, Auriga believes that FDA's action is limited to guaifenesin products in timed-release or extended-release form. In the FDA's May 25, 2007 guidance document entitled, “Questions and Answers about FDA's Enforcement Action Against Unapproved Timed-Release Guaifenesin Products, FDA noted that, “Immediate release guaifenesin products are unaffected by today's action and will remain on the market.” Therefore, Auriga believes that only Extendryl® G, Extendryl® HC, and Zinx™ Congestion Kit are affected by FDA's recent action.

FDA has announced its intention to take enforcement action regarding hydrocodone.

On October 1, 2007, FDA announced its intention to take enforcement action against companies that market drug products, which have not received formal FDA approval, that contain hydrocodone. In accordance with the FDA’s enforcement action timeline for products containing dosing instructions for children under 6 years of age, Auriga has discontinued the manufacture and shipment of Levall® 5.0 Liquid by October 31, 2007. In addition, Auriga will cease shipment of Extendryl® HC Extended Release Tablets, which is indicated for children 6 years of age and older, on or before November 26, 2007 in accordance with the previous FDA Final Rule regarding extended release guaifenesin products dated May 25, 2007. As stated in the Questions and Answers About FDA’s Enforcement Action Regarding Unapproved Hydrocodone Drug Products updated October 1, 2007, “[c]ompanies or others engaging in manufacturing or shipping these products may use these periods to wind down their activities. Unapproved formulations may still appear on pharmacy shelves for a period after these deadlines pass”; therefore, it is unnecessary to remove Levall 5.0 and/or Extendryl HC from prescription databases at this time.

The FDA is likely to take action regarding tannates.

On October 30, 2007, we were made aware of a probable future FDA action regarding drug products containing tannate salts of active pharmaceutical ingredients. The Company believes that the FDA intends to take enforcement action against companies that market drug products, which have not received formal FDA approval, that contain tannates. The Company is not aware that the FDA has issued any Federal Register notice regarding tannates just yet, but the Company believes the action is imminent. The Company believes that Levall 12 and Zinx Cold Kit may be affected by this probable future FDA action

We have incurred significant operating and net losses since our inception.

We have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds.  Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements.  At September 30, 2007, we had cash and cash equivalents on hand of approximately $1,452,673, a negative working capital position of $3,486,277 and $0 debt.  The working capital position at September 30, 2007 exclusive of the sales returns reserve was a negative $139,906. On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, Levall®, Zytopic™, and Coraz™ product lines and continue to acquire proven brand name products.  We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements.  If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations.  Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability.  The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditor’s report contains a going concern qualification which means there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has concluded that we have suffered recurring losses from operations and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2007, we had cash and cash equivalents on hand of $1,452,673 and a negative working capital position of $3,486,277 and no debt. On a going forward basis, management plans to continue to focus on our existing Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, Levall®, Zytopic™, and Coraz™ product lines and continue to acquire proven brand name products.  We have successfully raised capital in the form of promissory notes and the sale of securities, and , the proceeds of which were used for payments related to new license rights and working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three and nine months and quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T)	Controls and Procedures.
We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2007.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, we entered into Stock Purchase Agreements, with four different, non-affiliated investors. Under the terms of the Agreement, in exchange for $1,250,000, we issued the investors a total of 1,000,000 shares of our common stock, and warrants, to purchase an additional 200,000 shares of our common stock at an exercise price of $1.25 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

On September 26, 2007, we entered into Stock Purchase Agreements, with eight different, non-affiliated, Investors. Under the terms of the Agreement, in exchange for $1,062,611, we issued the Investors a total of 2,004,925 shares of our common stock, and Warrants, to purchase an additional 400,985 shares of our common stock at an exercise price of $0.53 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited.

On September 26, 2007, our Board of Directors approved the issuance of 2,933,475 shares of common stock in exchange of $1,592,573.07 of trade commitments converted to equity. We have signed Conversion Notices from 17 different trade vendors representing $1,592,573.07 of trade vendor commitments. The issuances will be exempt from registration pursuant to Section 4(2)of the Securities Act of 1933, and the investors are sophisticated investors or have a pre-existing relationship with the Company.

Item 3.	Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.	Submission of Matters to a Vote of Security Holders.

There have been no events which are required to be reported under this Item.

Item 5.	Other Information.

Termination of Agreement with River's Edge Pharmaceuticals LLC

On July 17, 2007, we terminated our agreement with River's Edge Pharmaceuticals LLC (“River's Edge”). As disclosed in our Form 8-K filed on October 23, 2006, on October 18, 2006, we entered into that certain Agreement For Authorized Generic and Acquisition of Dermatology Products (the “Distribution Agreement”) with River’s Edge. The Distribution Agreement provided that River's Edge would market and distribute authorized generic equivalents of certain branded pharmaceutical products manufactured and distributed by us (the “Authorized Generics”), and receive a percentage of the net sales of Authorized Generics. River's Edge had obligations under the Distribution Agreement with respect to the development of certain single source dermatology pharmaceutical formulations (the “DERM Product(s)”). We retained ownership of the intellectual property related to the DERM products.

We terminated the Distribution Agreement because River's Edge failed to perform its obligations under the Distribution Agreement. As a result of the termination, River's Edge will cease marketing the Authorized Generics and we will have no further obligations.

Termination of Agreement with Pharmelle LLC

On July 17, 2007, we terminated our agreement with Pharmelle LLC (“Pharmelle”). As disclosed in our Form 8-K filed on October 26, 2006, on October 20, 2006, we entered into that certain Co-Promotion Agreement (the “Co-Promote Agreement”) with Pharmelle. The Co-Promote Agreement provided for the exclusive appointment of Pharmelle in the United States as the co-promotor and marketer of our AQUORAL xerostomia (dry mouth) product (the “Product”). The Product was to be marketed by Pharmelle and its sales force to doctors who treat conditions of the urogenital systems (“Specialists”). For its promotion and marketing services, the Co-Promote Agreement provided that Pharmelle would receive, for each quarter occurring while the Agreement was in effect, a percentage of net sales made during such quarterly period.

We terminated the Co-Promote Agreement because Pharmelle failed to perform its obligations under the Co-Promote Agreement. As a result of the termination, Pharmelle will cease promoting the Products and the Company will have no further obligations.

Mikart Manufacturing and Supply Agreement

On October 29, 2007, we entered into a Manufacturing and Supply Agreement (“Manufacturing Agreement”) with Mikart, Inc. (“Supplier”), a Georgia corporation. Under the terms of the Manufacturing Agreement, Supplier accepted appointment by us to manufacture Acetaminophen 650mg/Codeine 60mg (“Product”) for commercial distribution by the Company. Supplier granted us an exclusive, royalty free license to market and sell the Products. In consideration of such license, we agreed to deliver to Supplier the aggregate sum of $100,000 payable as follows: (i) $50,000 payable upon execution of Manufacturing Agreement and (ii) $50,000 payable within 60 days following our receipt of the first order of the Product. We agreed to purchase Product exclusively from Supplier and agreed to certain minimum annual batch quantities.

Laboratories Carilène S.A.S litigation

On October 29, Laboratories Carilène S.A.S filed a complaint in U.S. District Court, Southern District of New York against us for an unspecified amount of damages, alleging breach of contract. We are unable to predict the outcome and/or the financial or operating impact of this matter at this time.

On October 31, we filed a complaint in U.S. District Court, Southern District of New York against Laboratories Carilène S.A.S for an unspecified amount of damages, alleging their material breach and anticipatory repudiation of a license and supply agreement for Aquoral, a unique product used to treat dry mouth syndrome. We are unable to predict the outcome and/or the financial or operating impact of this matter at this time.

Departure and Appointment of Principal Officer

On November 2, 2007, we terminated our Chief Operating Officer and Secretary, Andrew Shales, effective November 5, 2007. Frank Greico, our Chief Financial Officer, replaced Mr. Shales as our Secretary, leaving the Chief Operating Officer position vacant.

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

10.11	Form of Stock Option Agreement for Directors and Executive Officers under the 2007 Stock Option Plan. (11)

10.12	Auriga Laboratories, Inc. Offer Letter to Leonhard Dreimann dated June 22, 2007 (accepted by Mr. Dreimann on June 22, 2007). (12)

10.13	Form of Indemnification Agreement for New Directors. (13)

10.14	Form of Auriga Laboratories, Inc. Nonstatutory Stock Option granted to New Directors. (14)

10.15	Auriga Laboratories, Inc. Offer Letter to Thomas Heck dated June 22, 2007 (accepted by Mr. Heck on June 22, 2007). (15)

10.16	Licensing and Distribution Agreement dated June 6, 2007 by and between the Company and Laboratoires Carilene S.A.S#

Exhibit Number	Description of Exhibit
31.1	Certification of the Registrant's Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

31.2	Certification of the Registrant's Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

32.1	Certification of the Registrant's Principal Executive Officer pursuant to 18 U.S.C. § 1350. #

32.2	Certification of the Registrant's Principal Financial Officer pursuant to 18 U.S.C. § 1350. #
____________

#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(2)	Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(3)	Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 4, 2007.

(4)	Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

(5)	Incorporated herein by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2007, reporting an event dated May 9, 2007.

(6)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2007, reporting an event dated May 21, 2007.

(7)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(8)
Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(9)
Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(10)
Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2007, reporting an event dated May 23, 2007.

(11)	Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2007.

(12)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(13)
Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(14)
Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

(15)
Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2007, reporting an event dated June 22, 2007.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.

Date: November 9, 2007	By:	/s/ Philip S. Pesin
Philip S. Pesin

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Frank R. Greico
Frank R. Greico

Chief Financial Officer (Principal Accounting and Financial Officer)