Form 10KSB
period 2007-12-31
AURIGA LABORATORIES, INC.
filed 2008-04-15
CIK 1072313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26013

Auriga Laboratories, Inc.

(Name of small business issuer in its charter)

Delaware	84-1334687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5284 Adolfo Road Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 437-7212

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Over-The-Counter Bulletin Board

Number of Shares Outstanding as of April 11, 2008:  72,161,425

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes:  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year:  $ 12,501,971

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7A.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence
Item 13.	Principal Accountant Fees and Services
Item 14.	Exhibits, Financial Statement Schedules

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the ability to develop and introduce new products;

•	increased competitive pressures from existing competitors and new entrants;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	fluctuations in general economic conditions;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	the risk of product liability claims.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this 10-K. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.
     We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors.”

 PART I

Item 1.	Description of Business.

Background

Auriga Laboratories , Inc. was formed as a Delaware corporation on April 12, 2005 as part of a reorganization transaction involving several companies owned by the founders,   In April 2005, all of the stock of Tryon Labs, Inc. (a Delaware corporation) and Auriga Pharmaceuticals, LLC (a Delaware limited liability company) was contributed to Auriga in exchange for stock in Auriga.  As part of the reorganization transaction, Tryon labs, Inc. changed its name to Auriga Development, Inc. and operated as a wholly-owned  subsidiary engaged in drug development. Auriga Pharmaceuticals, LLC became a wholly-owned subsidiary of Auriga. On May 17, 2006, Multi-Link Telecommunications, Inc, A Colorado Corporation (“Multi-Link”), completed a merger (the “Merger”) with Auriga Laboratories, Inc.  The merger was effected pursuant to the terms of an agreement and plan of merger, entered into on May 4, 2006, by and among Multi-Link, Auriga, and Multi-Link Acquisition, inc. a newly formed Delaware corporation and wholly owned subsidiary of Multi-Link (“Subsidiary”).   Pursuant to the terms of the merger agreement, the subsidiary was merged with and into Auriga, with Auriga as the surviving entity.  Auriga continued its business under the name Auriga Laboratories inc. as a subsidiary of Multi-Link.  Following the Merger, the separate existence of the subsidiary ceased.

Business of Auriga

      Auriga is a specialty pharmaceutical company engaged in the commercialization, licensing, and development of prescription pharmaceutical products with a unique business model.  Our products are focused in the respiratory, dermatology CNS and anti-infective therapeutic categories and are marketed to primary care physicians, pediatricians, dermatologists, urologists, psychiatrists, and rheumatologists.  Our business model leverages our established commercial presence and infrastructure, ongoing product development, business development and established physician relationships, to drive strong growth in demand for our core products.  Our future success is very dependent on these ongoing efforts.

Our corporate strategy focuses on two primary objectives.   The first is developing a diversified product portfolio and maintaining brand market exclusivity through the acquisition of late stage drug candidates awaiting FDA approval, the acquisition of proven brands, the introduction of line extensions, reformulations, and the strategic development of our own products.  The second is building and retaining an innovative, nationwide sales and marketing model that drives revenue through a primarily variable cost, compensation structure.   The company intends to leverage its existing infrastructure for the launch of new products that will be accretive to our existing product portfolio.

The Auriga Strategy

We believe that our ability to market, license, acquire and develop brand name prescription products uniquely positions us to continue to grow. The key elements of our strategy include:

• Focusing on acquisition of low-risk product opportunities that can reach the market within a relatively short time frame and that are well aligned with our current therapeutic forces.  In general, we seek pharmaceutical products that are already approved or that are anticipated to be approved by the FDA within one year, or already on the market. These products typically have market exclusivity and reputation in the medical community,  and are available for acquisition or license. We seek to combine such drugs with patented reformulation, unique dosage forms, and/or drug delivery, or other technologies in an effort to produce unique product profiles with distinct market and/or clinical advantages over others. These proprietary and potentially patented products can then be re-introduced to the market by leveraging the existing market opportunity and patient base of the original product to extend the product lifecycle. Our Extendryl® and Levall® product lines are current examples of this strategy.  We will be launching Liquadd, Breze, Codiflex and Extendryl line extensions in 2008 utilizing this strategy.

• Seeking in-license opportunities and co-promotion partnerships. We hope that these product additions will strengthen our relationships with targeted physicians while leveraging sales force capacity to deliver incremental profitability across our entire product offering.    Our current co-promotion of Keflex 750 with Middlebrook Pharmaceuticals is a good example of this strategy.

• Focusing on low-risk and medium-term opportunities that can reach the market  at an accelerated pace, by identifying and developing new products utilizing known chemical entities with proprietary delivery technologies for use in new disease areas and/or indications for the chemical entity. Products in this category of interest have been previously approved, but may be able to be introduced to the market by making changes in the delivery route, dosing schedule, or indications of the drug. By utilizing the regulatory approval pathway authorized by Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act (“505(b)(2)”), which is administered by the U.S. Food and Drug Administration (“FDA”), we intend to introduce well-known products, file new drug applications (“NDAs”) under 505(b)(2) and, if such NDAs are ultimately approved by the FDA, benefit from the renewed market exclusivity for such products.  By identifying high value markets with unmet or under-met needs and developing products to serve those needs, we may yield significant franchise value through product introduction with both regulatory and intellectual property exclusivity in the market.

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

Specialty Pharmaceutical Products

     Most of our products treat recurring or chronic conditions or disorders which result in repeat use over an extended period of time. Our specialty pharmaceutical products include:

Extendryl®

Our Extendryl® product line consists of prescription-only drugs that are generally indicated for treatment and relief of cough, cold and allergy symptoms. That market, which is estimated at more than $3.5 billion annually in retail sales in the United States, includes a wide variety of tablets, liquids, nasal sprays and syrups that remedy and/or provide relief to cold, allergy and sinus congestion sufferers. The largest sub-segment of the cough and cold category includes products formulated to relieve symptoms associated with the common cold. It is estimated that more than one billion common colds occur in the United States each year, with over 100 million of these colds resulting in lost days of school or work, or some level of restricted activity. Colds are estimated to occur at a rate of two to five per person (six to eight per child) each year.

Our Extendryl® product line currently consists of six products:  Extendryl® SR, Extendryl® JR, Extendryl® PSE, Extendryl® DM, Extendryl® Chews, and Extendryl® Syrup. We plan to launch multiple line extensions or our Extendryl® product line in 2008. We plan to launch the first two, Extendryl® PEM and Extendryl® GCP, to coincide with spring allergy season.  Our Extendryl® product line offers different combinations of antihistamines, expectorants, decongestants, anticholinergics and anti-tussives that are designed to provide symptomatic relief for several patient types in the acute respiratory disease area.

We obtained our rights to the Extendryl® product line through an exclusive license with Cornerstone Biopharma Ltd. (“Cornerstone”) on May 24, 2005, which was amended on September 6, 2006 (the “Extendryl® License”). The Extendryl® License gives us the exclusive worldwide right to use the Extendryl® trademark, and the goodwill associated therewith, in connection with the sale, marketing and promotion of the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. The Extendryl® product line is manufactured by each of Fleming and Company Pharmaceuticals, Provident Pharmaceuticals, LLC, and Sovereign Pharmaceutical, Inc.  We market our Extendryl® product line through our commission-based sales force primarily to primary care physicians, pediatricians and allergists. The main branded competitors of Extendryl® are Tussionex®, Ah-Chew®, Dallergy® and Rescon™. For a more detailed description of our agreement with Cornerstone, see the section entitled “Third Party Agreements.”

Aquoral™

Our Aquoral™ product is an FDA-cleared, patent pending, prescription only, integrated mouth spray device designed to treat xerostomia, or dry mouth syndrome.  Aquoral™ has never been marketed in the United States.  We launched the Aquoral™ product in February 2007.  We market the Aquoral™ product through our commission-based sales force primarily to psychiatrists, rheumatologists and general practitioners.

Our Aquoral™ product addresses the common condition known as xerostomia, or dryness of the mouth from salivary gland dysfunction due to aging, disease and drug reaction.  Xerostomia can often be severe and painful and is estimated to affect between 10 and 24 percent of the adult population and up to as much as 46 percent of elderly people.  Deficiency of saliva production is associated with a number of diseases, including diabetes, hypertension, rheumatic diseases and Sjögren’s syndrome and can be caused by surgery to the mouth and cancer or radiotherapy to the mouth.  In addition, xerostomia is a side effect of many common medications, including those taken for depression, high blood pressure, allergy and cancer.  A combination of drugs (“polypharmacy”) may cause xerostomia to become worse.  Dry mouth causes quality of life problems such as difficulties in speaking and swallowing.  In addition, a long-term saliva deficiency can also cause oral health problems such as accelerated tooth decay and oral infections.  The main branded prescription drug competitors of Aquoral™ are Salagen®, Caphosol®, Numoisyn™ and Evoxac®.

The Aquoral™ product, known in France under the brand name Aequasyal®, was developed by Laboratoires Carilène S.A.S., of Montesson, France (“Carilène”).  We obtained the exclusive United States rights to Aquoral™ by entering into a licensing and supply agreement with Carilène on September 13, 2006 (the “Aquoral™ License”).  The Aquoral™ License gives us the exclusive right to sell, market, distribute, sublicense and exploit the Aquoral™ product in the United States and its territories in consideration of a running royalty obligation based on our net sales of the product line.  The Aquoral™ product is manufactured by Carilène’s manufacturer, Laboratoires Chemineau S.A.S., of Vouvray, France.  Currently the Aquoral™ brand consists of one product:  an FDA-approved, patent pending prescription, integrated mouth spray device.  The Aquoral™ product is covered by a patent application filed with the U.S. Patent and Trademark Office in December 2003.  For a more detailed description of our agreement with Carilène, please refer to the section entitled “—Third Party Agreements.”

Levall®

Our Levall® product line consists of prescription only drugs that are generally indicated for treatment and relief from coughing, congestion and rhinitis associated with respiratory infections such as the common cold, influenza, bronchitis and sinusitis. The market for our Levall® product line is the same as that which is targeted by our Extendryl® product line.

Our Levall® product line currently consists of two products: Levall® 12 and Levall® Liquid. Our Levall® product line offers different combinations of antihistamines, expectorants, decongestants and anti-tussives that are designed to provide symptomatic relief for several patient types with respiratory infections.

            We obtained our rights to the Levall® product line by entering into an exclusive license with Athlon Pharmaceuticals, Inc. (“Athlon”) on August 19, 2006 (the “Levall® License”). The Levall® License gives us the exclusive right to make, sell, market, distribute and otherwise transfer, dispose of, provide and place the Levall® product line in consideration of a running royalty obligation based on our net sales of the Levall® product line. Our Levall® products are currently manufactured by Great Southern Labs. We market our Levall® product line through our commission-based sales force primarily to primary care physicians and pediatricians. The main branded competitors of Levall® are Tussionex®, Dynex® and Entex®. For a more detailed description of our agreement with Athlon, see the section entitled “Third Party Agreements.”

Coraz™

Coraz™ Lotion (hydrocortisone lotion USP, 2%), is a convenience kit that also contains Puleré™, a medicated wash. Coraz™ Lotion is indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses, such as seborrheic dermatitis. Puleré medicated wash aids in the control of dandruff, seborrhea and itchy flaking scalp. Coraz™ Lotion will be promoted to dermatologists and primary care practitioners by the A.T.S. Pharmaceuticals division of Auriga Laboratories.

Zytopic™

Zytopic™ Cream is a convenience kit that contains Zytopic™ Cream (triamcinolone, USP 0.1%), Cleré™, a soap free cleanser, and Emolene™, a hypoallergenic moisturizer. Zytopic™ Cream is indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses, such as atopic dermatitis. Cleré™ is a hypoallergenic (no perfumes or dyes) cleanser to help manage pruritic conditions. Many cleansers contain detergents, perfumes, dyes and other allergens that further irritate sensitive skin commonly seen in atopic patients. Emolene™ is a hypoallergenic cleansing moisturizer also included in the Zytopic™ Cream Convenience Kit. Zytopic™ Cream will be promoted to dermatologists and primary care practitioners by the A.T.S. Pharmaceuticals division of Auriga.

Zinx™

The Zinx™ family of products consists of four unique prescription products and one over-the-counter product.   Zinx™ is an

over-the-counter, or “self-medication,” homeopathic zinc lozenge based on a patented zinc acetate formulation. The four-gram peppermint flavored Zinx™ lozenge releases 14.0 mg zinc ions. It is targeted at the cough and cold market category and is generally indicated for prevention of and relief of the common cold. The target market for our zinc product line is the same as our Extendryl® and Levall® product lines. To our knowledge, the Zinx™ over-the-counter formulation is the only formulation ever demonstrated in common cold research to dramatically reduce the duration and severity of common cold symptoms in two independent, double-blind, placebo-controlled clinical trials published in peer reviewed medical journals.

In 2007 we launched 4 kits that combine prescription drug products for cough/cold symptom relief with Zinx Lozenges to reduce the duration of the common cold:

•	Zinx™ Cough Kit, containing Zinx™ GCP oral solution which is indicated for nasal congestion and unproductive dry cough (guaifenesin 100 mg, 15 mg carbetapentane citrate , 5 mg phenylephrine HCl/5 mL)

•
Zinx™ Cold Kit, containing Zinx™ D-Tuss Oral Suspension which is a twice daily formulation, indicated for patients with a persistent cough and nasal congestion (30 mg carbetapentane tannate, 25 mg phenylephrine tannate/5 mL)

•
Zinx™ Kid’s Sneeze Kit, containing Zinx™ PCM Oral Solution for the relief of allergy-like cold symptoms and is indicated for nasal congestion, and excess nasal secretions in younger patients (phenylephrine HCl 10mg, chlorpheniramine maleate 2 mg, methscopolamine nitrate 1.25 mg/ 5 mL)

•
Zinx™ Allergy Kit contains Zinx Chlor-D capsules, which are a 12-hour extended release formulation, indicated for adults for relief of nasal congestion and allergy-like cold symptoms (pseudoephedrine HCl 120 mg and chlorpheniramine maleate 8 mg).

On December 1, 2006, we obtained an exclusive license relating to the treatment of the common cold with a patented formula of zinc acetate (“Zinc Product”) from George Andrew Eby III, in consideration of a running royalty obligation based on our net sales of the Zinc Product.  For a more detailed description of our agreement with Mr. Eby, see the section entitled “Third Party Agreements.”  On March 20, 2008 we agreed with Eby to terminate both the consulting and royalty agreements in full settlement of any obligations of either party to the other.  We retained the right to sell through its distribution channels any Zinx™ product manufactured by prior to the settlement.

Xyralid™

 The Xyralid™ family of products consists of three unique topical prescription products utilizing a safe and effective combination form therapy with a local anesthetic to relieve the itch-scratch cycle and a topical steroid to reduce swelling and inflammation.  The drug product is packaged in a convenience kit format with complementary products which help manage the condition.  Xyralid™ LP Lotion (Lidocaine 3%/Hydrocortisone Acetate 0.5%) is as easily dispersing cosmetically elegant lotion ideal for use in larger skin surface areas; Xyralid™ Cream (Lidocaine 3%/Hydrocortisone Acetate 1%) is designed for smaller skin surface areas needing the greater anti-inflammatory effect associated with higher levels of hydrocortisone.  Both products are combined with Clere soap-free cleanser which is a unique lathering and hypoallergenic daily cleanser which helps patients manage the itch-scratch cycle. These products are indicated for the anti-inflammatory anesthetic relief of pruritus (itching) and pruritic eczemas, abrasions, minor burns, insect bites, pain and soreness due to pruritus ani, pruritus vulvae, hemorrhoids, anal fissures and similar conditions of the skin and mucous membranes. Pruritus is the number one symptom associated with these conditions.  Xyralid™ LP and Xyralid™ Cream will be promoted to dermatologists, gastroenterologists and primary care practitioners.  Xyralid™ RC is a unit dose cream that is sold in a convenience kit that contains a seven-day supply (14 units) of Xyralid Rectal Cream and a 7 day supply of Konsyl® Natural Bulk-Forming Laxative with a convenient shaker cup. Xyralid RC will be promoted to primary care, gastroenterologists, and colon rectal specialists and is targeted for the relief of mild hemorrhoid symptoms.

Akurza™

During the first half of 2007, we launched AKURZA™, which is a topical aid for the removal of excessive keratin in hyperkeratotic skin disorders including verrucae, and the various ichthyoses (vulgaris, sex-linked and lamellar), keratosis palmaris and plantaris keratosis pilaris, pityriasis rubra pilaris, and psoriasis (including body, scalp, palms and soles).  This product will be promoted to Dermatologists by the A.T.S. Pharmaceutical division.

FDA Approved Products

The Company’s product lines, except for Aquoral™, Zytopic™ and Coraz™, are not the subjects of FDA approved marketing applications requiring demonstration of safety and effectiveness.  Such data were not required at the time that the active ingredients were initially marketed and, as a result, have not yet been evaluated and remain on the market without FDA approval.  For more information, see the section entitled “Risk Factors.”

New Product Acquisitions

 On May 24, 2007, we announced our acquisition of an exclusive license to market a new over-the-counter intranasal lubricant developed by Dr. Donald Carter, MD, PC, a Colorado based Otolaryngologist.  Licensing this nasal gel is part of Auriga's strategic plan to grow our respiratory portfolio.  Although no currently distributed, we anticipate distribution of the nasal gel product through our current channels of distribution as a complement to our current product portfolio.

On October 29, 2007, we entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) with Mikart, Inc. (“Mikart”).  We appointed Mikart, under the terms of the Manufacturing Agreement, to manufacture acetaminophen 650/mg/codeine 60 mg for commercial distribution by us, in return for an exclusive, royalty free license to market and sell the Product in the United States.  We anticipate distribution of the acetaminophen/codeine product through out current channels of distribution.

On December 3, 2007, we announced our acquisition of an exclusive license from Outlook Pharmaceuticals, Inc., an Ohio corporation, to make, distribute, commercialize, market and sell in the United States a new product, Liquadd™, indicated for the treatment of ADHD.  We anticipate distribution of the Liquadd™ product through our current channels of distribution later in 2008.

On January 7, 2008, we announced our acquisition from Middlebrook Pharmaceuticals, Inc. of the exclusive right to co-promote Keflex® 750 mg capsules (cephalexin capsules, USP), to primary care physicians in the United States.  Cephalexin, the generic form of Keflex, is the third most prescribed outpatient antibiotic in the United States.  We have been co-promoting Keflex through our field sales force since February 2008.

For a more detailed description of our agreements with the foregoing parties, see the section entitled “Third Party Agreements.”

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

Our product development strategy is to make improvements to drugs that have already been approved and thereby significantly reduce overall development risk. Filings for regulatory approval will use the 505(b)(2) NDA pathway that allows use of historical data on drug efficacy and safety, thus reducing the overall development time. We plan to further manage development risk through a tiered approach that initially launches product line extensions of existing brands followed by new products that apply new delivery approaches to approved drugs. In addition, we anticipate that new products that address novel clinical indications for approved drugs can be developed.  Over time, we plan on capitalizing on our therapeutically-focused product franchises in the areas of respiratory diseases, dermatology, and psychiatry disorder.  Our development team, through collaboration with our commercial team, plans to identify and develop new products as well as enhance existing products with proprietary technologies in order to introduce additional products for each therapeutic division. In addition, we intend to file for regulatory approval for these newly developed products (and enhanced existing products) in order to achieve both regulatory and intellectual property exclusivity in the market.

Ultimately, as these therapeutic divisions expand and mature in the marketplace, we plan to realize synergies between divisions and expect to be able to “cross-promote” each division’s products in an effort to enhance product launches, intensify promotion during seasonal peaks and react to competitive threats, among other things.

Sales and Marketing Strategy

We have executed the first stage of our commercialization strategy by acquiring or obtaining licenses to the established prescription product lines sold under the brand names Extendryl ®, Levall ®  Zinx™, Xylarid™, Akurza™, and Aquoral™, and deploying a focused sales force tasked with influencing the prescribing habits of physicians through promotion and relationship building with high prescribing targets. Our sales force seeks to develop close relationships with these physicians and respond to their needs and their patients’ needs. During 2007, we modified our sales force compensation model to include a combination of salaried senior territory managers and 100% commission-based independent territory managers. The objective of the new compensation strategy was to expand our reach to uncovered physician targets.  During the year, our sales force reached approximately 197 associates nationwide.  The sales force compensation is highly variable and based on performance.  As a result, our fixed cost structure is very low, enabling us to increase our reach with very little incremental spending impact.  In essence, our sales and marketing strategy can be described as a  highly efficient promotional effort with our  greatest investment in field detailing and support activities. Our sales and marketing team will attempt to identify those physician offices that offer the highest potential return for promotional effort; these targeted physicians will then receive promotion in the form of:

•  frequent personal sales calls from our sales representatives;
•  drug samples;
•  promotional and clinical materials designed to support clinical rationale for use of our products; and
•  peer-to-peer educational conferences/meetings

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

In addition to direct placement with physicians, we sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the twelve month period ended December 31, 2007 and the nine month period ended December 31, 2006, two customers accounted for a combined total of approximately 88% and 61% of our gross sales, respectively. No other customer accounted for more than 10% of our sales during 2007 and one additional customer accounted for greater than 10% of our sales for the nine months ended December 31, 2006. The following wholesalers each accounted for 10% or more of all of our sales during the twelve and nine month periods ended December 31, 2007 and December 31, 2006: McKesson Corporation (approximately 40% and 35%, respectively),  Cardinal Health, Inc. (approximately 48% and 27%, respectively), and Amerisource Bergen Corporation (approximately 13% for the nine months ended

December 31, 2006).

As we attempt to build a broader product portfolio for our sales team, our executive team intends to simultaneously develop and seek product opportunities in the psychiatry, dermatology and respiratory areas in order to expand the number of products our sales team can promote. As we move into additional therapeutic areas, we will execute the same organizational structure evolution process and sales and marketing plan for each subsequent therapeutic division.

Research and Development

     We spent approximately $2,020,687 for the twelve month period ended December 31, 2007, $1,006,219 for the nine month period ended December 31, 2006, an increase of $1,014,448 or 101% on research and development activities. The increase was primarily related to additional corporate personnel and their related salary, benefits, non-cash stock option expense, and the related recruitment costs.

Seasonality

     Sales of our Extendryl® and Levall® branded cough and cold products increase between October and March, as this period represents the primary cold and flu season. Additionally, we also experience a significant increase in sales during the allergy season between April and September for several of our key brands.  We expect the impact of seasonality to continue to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales of certain existing products for the foreseeable future. Sales of our cough and cold products for the twelve month period ended December 31, 2007 accounted for 52% of the total gross sales compared to 100% for the nine month period ended December 31, 2006.

Third-Party Agreements

Middlebrook Co-Promotion Agreement

Effective as of December 31, 2007, we entered into a Co-Promotion Agreement with Middlebrook Pharmaceuticals, Inc., in which we acquired the exclusive right with Middlebrook to co-promote Keflex® 750 mg capsules (cephalexin capsules, USP), to primary care physicians in the United States.  We will receive a revenue share based on net sales of the product. The term of the agreement is two years.

Outlook Pharmaceuticals, Inc. License Agreement

Effective as of November 28, 2007, we entered into an exclusive license from Outlook Pharmaceuticals, Inc., an Ohio corporation, to make, distribute, commercialize, market and sell in the United States a new product indicated for the treatment of ADHD.  In consideration for the license, we are obligated to make payments to Outlook in cash or common stock of the Company totaling $600,000, payable on certain milestones reached in our commercialization of the product.  We are also obligated to pay royalty payments to Outlook, with a royalty rate that varies based upon aggregate net sales of the product.  On or about February 28, 2008, we entered into a First Amendment to License Agreement with Outlook, amending the payment terms and methods described above.  The agreement is for a perpetual term.

Mikart Manufacturing and Supply Agreement

On October 29, 2007, we entered into a Manufacturing and Supply Agreement (the “Manufacturing Agreement”) with Mikart, Inc. (“Mikart”).  We appointed Mikart, under the terms of the Manufacturing Agreement, to manufacture Acetaminophen 650/mg/Codeine 60 mg for commercial distribution, marketing and sale by us in the United States.  In consideration for the license, we agreed to pay Mikart a license fee of $100,000.  The license is otherwise royalty-free.  However, we are required to make minimum purchases of the product from Mikart.  The term of this agreement is five years with an automatic renewal provision.

Ellevan LLC License Agreement

On May 21, 2007, we entered into a License Agreement with Ellevan LLC to market a new over-the-counter intranasal lubricant developed by Donald Carter, MD, PC, a Colorado based Otolaryngologist.   Under the License Agreement, Ellevan granted us an exclusive worldwide license to make and sell any product which incorporates Ellevan’s technology related to nasal gel.
Pursuant to the terms of the agreement, we are obligated to pay an initial licensing fee of $25,000 in cash. In addition, the Company will pay a royalty to Ellevan, with a royalty rate that varies based upon aggregate net sales of the product.  Dr. Carter and two of his Ellevan associates provide assistance to us in the development and marketing of the product under the agreement.  We agreed to pay 25,000 shares of our common stock in consideration for these consulting services.

The term of this agreement is thirty years.

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

In order to maintain exclusive rights to the AquoralTM product, we must purchase specified minimum amounts of the product.  The Carilène Agreement provides for termination of the License upon the expiration of the patent covering the technology underlying the AquoralTM product for so long as we meet certain minimum purchase requirements.  The Carilène Agreement also provides us with a right of first refusal to distribute and sell all of Carilène’s products in the United States and its territories.

On June 6, 2007, we entered into an additional Licensing and Distribution Agreement Carilène.  Under the terms of the License Agreement, Carilene has granted to the Company an exclusive license in the United States to sell, market, distribute, sublicense and exploit the lotion and shampoo products which incorporate Carilene's Silicium 44 ingredient ("Products").  Under the agreement, Carilene was to provide, and we were to purchase from Carilene, all of our needs for the Products.  By letter dated October 1, 2007, we terminated the Licensing Agreement due to the fact that certain marketing claims were unsubstantiated by any clinical data or photos.  As these misstatements were not able to be cured and were a basis for our entry into the Licensing Agreement, the Licensing Agreement was terminated effective immediately.

On October 29, 2007, Carilene filed a complaint in U.S. District Court, Southern District of New York against Auriga for an unspecified amount of damages, alleging breach of contract.   We are unable to predict the outcome and/or the financial or operating impact of this matter at this time; however, this liability has already been accrued by Auriga in our financial books and records.

On October 31, we filed a Complaint in the U.S. District Court, Southern District of New York against Carilene for an unspecified amount of damages, alleging Carilene’s material breach and anticipatory repudiation of a license and supply agreement for the Aquoral product.  We are unable to predict the outcome and/or the financial or operating impact of this matter at this time.

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

Under the terms of the agreement with Athlon, all royalty obligations set forth in the agreement are automatically reduced if the FDA takes any action against the products licensed from Athlon.  On May 25, 2007, the FDA announced its intention to take enforcement action against companies that market drug products, which have not received formal FDA approval, in a timed-release dosage form that contain guaifenesin.  In a May 29, 2007 Federal Register notice, the agency stated that the enforcement policy applies to any drug product in a timed-released form that contains guaifenesin.  As a result of the FDA action, the Company’s obligation for royalties payable to Athlon is reduced by 63% (a percentage equal to the applicable product’s percentage of revenue (as determined by IMS or NDC data adjusted to wholesale equivalent dollars) of the Levall product line during the twelve months prior to the applicable action or proceeding).

On September 18, 2007, we notified Athlon in writing that pursuant to the Amended and Restated License Agreement, as amended, all royalty obligations set forth in the agreement will be automatically reduced by a percentage equal to the applicable product’s percentage of revenue (as determined by IMS or NDC data adjusted to wholesale equivalent dollars) of the Levall product line during the twelve months prior to the applicable action or proceeding.  We also notified Athlon that due to the FDA action, the royalty percentage will be reduced from the current 25% of net sales by 63% to 9.25%.   We also notified Athlon that third quarter 2007 royalty calculations and payments will reflect the reduced royalty rate.

For more information on our agreement with Athlon, please refer to the section entitled “Financial Statements—Notes to Consolidated Financial Statements.”

Cornerstone Biopharma License Agreement

      On May 24, 2005, we entered into a license agreement (the “Prior Extendryl® License Agreement”) with Cornerstone pursuant to which we were granted an exclusive, perpetual, worldwide sub-license to the trademark rights in Extendryl® and to propriety information relating to formulations that relate directly to products sold by Fleming and Company Pharmaceuticals (the ultimate licensor) under the Extendryl® mark (the “Licensed Extendryl® Rights”), in exchange for a royalty of 30% of net sales of the Extendryl® products sold by us.  Effective as of September 6, 2006, we entered into an Amended and Restated License Agreement (the “Amended Extendryl® License Agreement”), pursuant to which we are obligated to make decreased royalty payments to Cornerstone for the Licensed Extendryl® Rights based on a percentage of net sales.  As additional consideration, we issued Cornerstone 200,000 shares of our common stock.

Pursuant to the Amended Extendryl® License Agreement, we agreed, so long as the New Extendryl® License Agreement remains in effect, that we will not submit NDAs for products containing one of the active ingredients in Extendryl®.  Cornerstone is free to submit such applications.  The formulations which are the subject of any such approved applications by Cornerstone will be included in the rights licensed to us under the Amended Extendryl® License Agreement.  Both parties have also agreed not to manufacture generic versions of the other party’s products.

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

Trademarks

Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have applied for a registration of “Auriga Laboratories” as a trademark in the United States. In addition, we have applied for registrations of “Auriga Development,” “Auriga Pharmaceuticals,” “ATS Pharmaceuticals,” and “Stesso Pharmaceuticals” as trademarks in the United States.

 We have been licensed rights to use the trademarks Extendryl® and Levall® from their respective owners. In addition, we have also filed United States trademark applications for the trademarks Akurza™, Zinx ™, Xyralid™, Aquoral™, Dura Vent™, Orchestrated Therapy™, The Doctor Recommended Zinc™, Innovation in Oral Hydration™ and Our Business is Your Health™, Ellevan™, Help Is Just A Spray Away™, Zytopic™, Coraz™, Stesso Pharmaceuticals™, Aquoral™, Zinx™, ZincRX™, Tussi-Tab™, Pulere™, A.T.S. Pharmaceuticals™, Centera™, Breze™, The New Pharma Model™, Codiflex™, and The First National, Commission-Only Pharmaceutical Sales Organization™.  Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, although we may not always have the resources to stop others from infringing our trademarks.

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

For more information on this matter, please refer to the section entitled “Risk Factors—Risks Related to Our Business.”

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

For more information on this matter, please refer to the section entitled “Risk Factors—Risks Related to Our Business.”

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

Pharmaceutical Product Regulation

In the United States, the FDA regulates pharmaceutical products under the U.S. Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations that are adopted under the FDCA. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs from the United States.

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

Drug manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with certain cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state or local agencies from time to time. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use, third-party manufacturers, including Provident Pharmaceuticals, Sovereign, Fleming and Company, Great Southern Laboratories, Mikart, Inc., Crown Laboratories, Inc. and Rainbow Gold to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. As part of our quality control system, we maintain an audit program for our manufacturers to ensure their adherence to cGMP regulations.

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

Our currently marketed pharmaceutical products are manufactured by third-party contract manufacturers, as identified elsewhere in this 10-K.

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

The FDA has adopted a risk-based enforcement policy that prioritizes enforcement of new drug requirements for unapproved drugs that pose a safety threat, lack evidence of effectiveness and prevent patients from pursuing effective therapies, and that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the new drug requirements. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require other manufacturers to also file an NDA or an ANDA for that same drug in order to continue marketing it in the United States. While the FDA generally provides marketers of the unapproved versions of the competitive products a one year grace period, the agency is not statutorily required to do so.  For a more detailed description of recent FDA action impacting our Extendryl® and Levall® product lines, please refer to the section entitled “Risk Factors – The FDA Took Action Against Time-Release Products Containing Guaifenesin.”

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include: (i) compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; (ii) facility registration and product reporting of adverse medical events listing; (iii) truthful and non-misleading labeling; and (iv) promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously approved device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. On October 21, 2005, our licensor, Carilène, received clearance to market the Aquoral TM  product on the basis that it is substantially equivalent to predicate devices.

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

Any person or firm that manufactures, distributes, dispenses, imports or exports any controlled substance (or proposes to do so) must register with the DEA. The applicant must register for a specific business activity related to controlled substances, including manufacturing or distributing, and may engage in only the activity or activities for which it is registered. The DEA conducts periodic inspections of registered establishments that handle controlled substances. In addition, a recent law requires DEA review of labeling, promotion and risk management plans for certain controlled substances as a condition of DEA spending. Failure to comply with relevant DEA regulations, particularly as manifested in the loss or diversion of controlled substances, can result in regulatory action including civil penalties, refusal to renew necessary registrations or initiating proceedings to revoke those registrations. In certain circumstances, violations can lead to criminal prosecution. Mikart, Provident and Great Southern Laboratories, which manufacture some of our products, are registered with the DEA to manufacture and distribute controlled substances.

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

Anti-Kickback Laws. In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements (including sales programs) we may have with prescribers, purchasers, dispensers and users of drugs. The HHS Office of Inspector General (“OIG”) has issued compliance guidance for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG compliance guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A.	Risk Factors.

     Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this 10-K before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

WE HAVE A LIMITED OPERATING HISTORY AND OUR FINANCIAL RESULTS ARE UNCERTAIN.

We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

*	execute our business model;

*	create brand recognition;

*	manage growth in our operations;

*	create a customer base in a cost-effective manner;

*	retain customers;

*	access additional capital when required; and

*	attract and retain key personnel.

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

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets (such as some of our specialty pharmaceutical products), or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts or our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

OUR INDEPENDENT AUDITOR’S REPORT CONTAINS A GOING CONCERN QUALIFICATION WHICH MEANS THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has concluded in the notes to our financial statements included herein that we have suffered recurring losses from operations and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of approximately $224,000, a negative working capital position of $8.7 million. On a going forward basis, our primary business strategy is to continue to focus on our existing Extendryl® line of products, promote and sell the Levall® product line and the Aquoral™ product line, and continue to acquire proven brand name products. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for payments related to new license rights and working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

SOME OF OUR SPECIALTY PHARMACEUTICAL PRODUCTS ARE NOT THE SUBJECT OF FDA-APPROVED NEW DRUG APPLICATIONS.

New drugs must be the subject of a U.S. Food and Drug Administration (“FDA”) approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) demonstrating safety and effectiveness before they may be marketed in the United States. Some prescription and other drugs marketed by pharmaceutical companies have not been the subject of an FDA-approved marketing application because NDAs or ANDAs requiring demonstration of safety and effectiveness were not required at the time that these active ingredients were initially marketed. While the FDA reviewed classes of these products in the 1960s and 1970s as part of its Drug Efficacy Study Implementation (“DESI”) program, there are several types of drugs, including some cold and cough drugs, that the FDA has not yet evaluated and remain on the market without FDA approval.

Our Extendryl®, Levall®, Zinx™ and Akurza™ lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. The FDA has adopted a risk-based enforcement policy concerning unapproved drugs. The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file an NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the United States. While the FDA generally allows a one-year grace period, it is not statutorily required to do so. In addition, although we may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing. It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.

For more information on this matter, please refer to the section entitled “Description of Business—Government Regulation.”

THE FDA TOOK ACTION AGAINST TIME-RELEASED PRODUCTS CONTAINING GUAIFENESIN AND HYDROCODONE

On May 25, 2007, the FDA announced its intention to take enforcement action against companies that market drug products that are in a time-released dosage form, contain guaifenesin, and have not received formal FDA approval.  In a May 29, 2007 Federal Register notice, the agency stated that the enforcement policy applies to any drug product in a timed-released form that contains guaifenesin.  See 72 Fed. Reg 29517.

The Federal Register notice stated that products that have an NDC number and are listed with the agency may continue to be manufactured until August 27, 2007.  The Federal Register notice also states that, on or before November 26, 2007, affected products should not be introduced into interstate commerce.

We complied with the FDA notice and discontinued manufacture of Extendryl® G Extended Release Tablets, Extendryl®

HC Extended Release Tablets, Levall G, and Zinx™ Congestion Kit products.  We ceased shipping these affected products into interstate commerce November 26, 2007.

We believe that the FDA’s action is limited to guaifenesin products in timed-release or extended-release form.  In the FDA’s May 25, 2007 guidance document entitled, “Questions and Answers about FDA’s Enforcement Action Against Unapproved Timed-Release Guaifenesin Products”, the FDA noted that, “Immediate release guaifenesin products are unaffected by today’s action and will remain on the market.”  Therefore, we believe that only Extendryl® G, Extendryl® HC, and Zinx™ Congestion Kit are affected by this FDA action.  However, due to our wholesalers’ interpretation of the regulatory action, the FDA’s action has affected Levall G and LEV/PSE/GG, the generic version of Levall G.  We do not rely on solely these products and intend to replace these products with new products not impacted by the FDA’s enforcement action.

On October 1, 2007, the FDA announced its intention to take enforcement action against companies that market drug products which have not received formal FDA approval, that contain hydrocodone.  In accordance with the FDA’s enforcement action timeline for products containing dosing instructions for children under 6 years of age, we discontinued the manufacture and shipment of Levall® 5.0 liquid by October 31, 2007. In addition we ceased shipment of Extendryl ® HC Extended release tablets which is indicated for children 6 years of age or older, on or before November 26, 2007 in accordance with the previous FDA final rule regarding extended release guaifenesin products dated May 25, 2007.  As stated in the  Questions and Answers About FDA’s Enforcement Action regarding Unapproved Hydrocodone Drug Products updated October 1, 2007, “[c]ompanies or others engaging in manufacturing or shipping these products may use these periods to wind down their activities.  Unapproved formulations may still appear on pharmacy shelves after these deadlines pass”; therefore it is unnecessary to remove Levall 5.0 and/or Extendryl HC from prescription databases at this time.  Due to our wholesalers’ interpretation of this regulatory action in combination with the May 25, 2007 guidance, some have ceased stocking the aforementioned products and have requested the company accept return of all units in their and their customers inventory.   If we are forced to remove these products from the market it may have a substantial impact on our business.

On October 30, 2007, we were made aware of a possible future FDA action regarding drug products containing tannate salts of active pharmaceutical ingredients.  The company believes that the FDA intends to take enforcement action companies that market drug products, which have not received formal FDA approval, that contain tannates.  The company is not aware that the FDA has issued any Federal register notice regarding tannates just yet, but the company believes the action is imminent.  The company believes that Levall 12 and Zinx Cold kit  may be affected by such possible future FDA action.  The financial statements at December 31, 2007 do not include any sales returns reserves related to this possible action.

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

THE REGULATORY STATUS OF SOME OF OUR PRODUCTS MAKES THESE PRODUCTS SUBJECT TO INCREASED COMPETITION AND OTHER RISKS.

The regulatory status of our products may allow third parties to more easily introduce competitive products. Our Extendryl®,  Levall®, Zinx™, and Akurza™ lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. Our competitors also market drugs similar to our Extendryl® and Levall® lines of products without an FDA-approved marketing application for the same reason. In addition, we do not hold rights in patents protecting our current Extendryl® and Levall® lines of products, which may result in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and permitting sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the United States. If the FDA changes such classification, we may have to reformulate certain of our products or submit safety and efficacy data on such products, which would be costly, or we may have to discontinue selling certain products if the FDA does not approve any marketing application for such products.

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

For more information on this matter, please refer to the section entitled “Description of Business—Government Regulation.”

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

We expect that applications made pursuant to Section 505(b)(2) (“505(b)(2)”) of the U.S. Food, Drug and Cosmetic Act (“FDCA”), which rely in part on investigations not performed for or by the applicant and for which the applicant has not obtained a right of reference, and ANDAs, may be submitted for some of our specialty pharmaceutical products under development. There can be no assurance that any of our specialty pharmaceutical products will be suitable for, or approved under, such application procedures. Certain 505(b)(2) application procedures have been the subject of petitions filed by brand name manufacturers, which seek changes in the FDA’s approval process for such 505(b)(2) applications. These requested changes include, among other things, disallowance of the use by an applicant of a 505(b)(2) application with data considered proprietary by the original manufacturer that was submitted to the FDA as part of an original NDA. We are unable to predict at this time whether the FDA will make any changes to its application procedures as a result of such petitions or the effect that such changes may have on us.

Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize and generate revenue for such product.

For more information on this matter, please refer to the section entitled “Description of Business—Government Regulation.”

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

RETURNED PRODUCT, INSUFFICIENT DEMAND IN THE MARKETPLACE, AND/OR PRODUCT EXPIRATION COULD NEGATIVELY IMPACT OUR REVENUES.

A component of our net revenue to date has been a result of our customers, which may include wholesalers/distributors, retail pharmacies and hospitals, maintaining inventory, which is subject to our standard return policy and those of our distributors. Future revenues could be impacted due to returns or delayed reorders as a result of insufficient demand in the marketplace or product expiration dating. Such product returns and the resulting financial impact could have an effect on our financial condition and results of operations if such product returns exceed established reserves for anticipated product returns based upon management’s estimates of future sales prior to product expiration in accordance with our return policy.

OUR BUSINESS IS HEAVILY REGULATED BY GOVERNMENTAL AUTHORITIES, AND FAILURE TO COMPLY WITH SUCH REGULATION OR CHANGES IN SUCH REGULATIONS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Our business is regulated by many government authorities, including, among others, the FDA, the SEC, foreign regulatory authorities, the U.S. Drug Enforcement Agency (“DEA”), the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Department of Health and Human Services (“HHS”), the Centers for Medicare and Medicaid Services, the Environmental Protection Agency, the Department of Labor, state, local and foreign governments and the Internal Revenue Service. We may incur significant expenses to comply with regulations imposed by these authorities. Also, our future results of operations could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, product packaging companies and other supply and distribution chain partners are subject to inspection by the FDA and, in appropriate cases, the DEA and foreign regulators. If our third-party manufacturers and other supply and distribution chain partners do not comply with FDA or DEA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA or DEA do not relate to our products, our third-party manufacturers, product packaging companies and other supply and distribution chain partners may be delayed in manufacturing and in supplying our products to us in a timely manner until they address their compliance issues with the FDA and/or DEA.

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

For more information on this matter, please refer to the section entitled “Description of Business – Government Regulation.”

OUR DOMESTIC MANUFACTURING, LABELING, STORAGE AND DISTRIBUTION ACTIVITIES ARE ALSO SUBJECT TO STRICT REGULATION AND LICENSING BY THE FDA.

Our manufacturing, labeling, storage and distribution activities in the United States are also subject to strict regulation and licensing by the FDA.  Regulatory authorities require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our products or product candidates.  Congress or the FDA, in specific situations, can modify the regulatory process.  Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

SALES OF OUR PRODUCTS INTO FOREIGN COUNTRIES WILL BE SUBJECT TO THOSE COUNTRIES’ GOVERNMENT REGULATIONS.

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

SOME OF OUR PRODUCTS CONTAIN CONTROLLED SUBSTANCES, WHICH ARE SUBJECT TO EXTENSIVE REGULATION BY THE DRUG ENFORCEMENT AGENCY AND OTHER INTERNATIONAL REGULATORY AGENCIES.

Some of our products contain or will contain dextroamphetamine sulfate, codeine phosphate, or hydrocodone bitartrate as an active ingredient. These ingredients are controlled substances and are subject to extensive regulation by the DEA and internationally by the International Narcotics Control Board. These regulations apply to the manufacture, shipment, sale and use of products containing controlled substances. These regulations are also imposed on prescribing physicians and other third parties, and could make the storage, transport and use of such products relatively complicated and expensive. The DEA is also involved in the review of labeling, promotion and risk management plans with the FDA for certain controlled substances. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products.

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

Three of our pharmaceutical products also contain pseudoephedrine; however, two of these products were affected by FDA action related to guaifenesin.  For more information on this matter, please refer to the section above entitled “Risks Related to our Business – The FDA Took Action Against Time-Released Products Containing Guaifenesin.” The DEA regulates pseudoephedrine, pursuant to the Controlled Substances Act and the Domestic Chemical Diversion Control Act of 1993, as a “listed chemical” because it can be used in the production of illicit drugs.

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

For more information on this matter, please refer to the section entitled “Description of Business—Government Regulation.”

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

For more information on this matter, please refer to the section entitled “Description of Business—Government Regulation.”

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

THE COMMERCIALIZATION OF PRODUCTS UNDER DEVELOPMENT MAY NOT BE PROFITABLE.

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant development, sales, marketing and manufacturing expenses in connection with the commercialization of our new product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

*	the costs and timing of developing a commercial-scale manufacturing facility or the costs of outsourcing our manufacturing of product candidates;

*	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

*	the costs of establishing sales, marketing and distribution capabilities;

*	the effect of competing technological and market developments; and

*	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

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

OUR PRIMARILY COMMISSION-ONLY COMPENSATION STRUCTURE FOR OUR SALES FORCE MAY INHIBIT OUR ABILITY TO MOTIVATE, RETAIN OR EXPAND OUR SALES FORCE.

The majority of our sales force is compensated solely through sales commissions. If we are unable to successfully commercialize our product candidates, the level of compensation earned by our sales force may be insufficient such that we may not be able to motivate, retain or expand our sales force. If we are unable to sustain an adequate sales force, our sales and revenue will be adversely affected.

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

The risks associated with our reliance on contract manufacturers include the following:

* Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel and obtaining active ingredients for our products.

* If we should need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

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

* Contract manufacturers may breach the manufacturing agreements that we or our development partners have entered into because of factors beyond our control, or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

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

WE MAY NOT OBTAIN ADEQUATE THIRD-PARTY REIMBURSEMENTS, LIMITING OUR REVENUES.

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

For more information on this matter, please refer to the section entitled “Description of Business—Patents.”

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

For the twelve-month period ended December 31, 2007, two of our customers, each a wholesale distributor, accounted for approximately 88% of our revenue. These same two customers accounted for approximately 61% of our revenue for the nine months ended December 31, 2006. Any reduction, delay or cancellation of orders from these customers could reduce our revenue.

OUR LEVEL OF INDEBTEDNESS REDUCES OUR FINANCIAL FLEXIBILITY AND COULD IMPEDE OUR ABILITY TO OPERATE.

As of December 31, 2007, our debt was approximately $12.1 million, including trade payables, sales return reserves, royalties, and licenses payable, and accrued restructuring costs. For more information about our financial position, please refer to our “Financial Statements” beginning on page F-1.

OUR PRODUCTS ARE SUBJECT TO RETURN BY OUR CUSTOMERS THAT COULD HAVE THE EFFECT OF DELAYING OR REDUCING COLLECTIONS OF EXISTING ACCOUNTS RECEIVABLE.

According to the terms of our sales orders and under specified conditions, a customer may return up to a specified amount of product at a specified cost.  At the time that a customer determines that a return is appropriate, the return may be deducted from the payments due to us.  As a result, there may be a delay or reduction of the amount that we may collect from a customer.  The amount of potential returns is dependent on the amount of prescriptions that are filled at the pharmacy and pulled from our wholesale customers.  The amount of product returned could be a very small amount or as much as the total product that has been sold to a wholesale customer.

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

Our common stock is very thinly traded, and the price, if traded, may not reflect our value. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate their investment, it may only be at a price that does not reflect the value of the business. Even if a more active market should develop, the price of our common stock may be highly volatile. Because the price for our common stock is low, many brokerage firms may not be willing to effect transactions. Even if an investor finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for loans.

OUR COMMON STOCK HAS NOT BEEN ACTIVELY TRADED ON A PUBLIC MARKET.

Although our common stock is traded on the OTC Bulletin Board under the trading symbol ARGA.OB, our common stock has traded only on a limited basis. Therefore, it is not certain whether investor interest in our common stock will be sufficient to create or sustain an active public trading market. If an active public trading market for shares of our common stock does not develop, investors and the other recipients of our common stock may have limited liquidity and may be forced to hold their shares for an indefinite period of time.

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

OUR COMMON STOCK PRICES COULD DECREASE IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD UNDER RULE 144.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least six months and who is a non-affiliate in a company, such as Auriga, that files reports with the Securities and Exchange Commission, may sell their securities without any volume or other restrictions. If a substantial number of shares of our common stock are sold under Rule 144 or other exemption, it could cause the price of our common stock to go down.

THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.

Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of December 31, 2007, we had 13,330,612 options and 3,932,466 warrants to purchase approximately shares of our common stock outstanding at prices ranging from $0.42 to $2.55 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our board of directors (“Board”) presently intends to follow a policy of retaining earnings, if any.

WE HAVE THE RIGHT TO ISSUE ADDITIONAL COMMON STOCK AND PREFERRED STOCK WITHOUT THE CONSENT OF SHAREHOLDERS. THIS WOULD HAVE THE EFFECT OF DILUTING INVESTORS’ OWNERSHIP AND COULD DECREASE THE VALUE OF THEIR INVESTMENT.

We have additional authorized but unissued shares of our common stock that may be later issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

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

We were formed by virtue of a merger of a privately-held operational company with a non-operational publicly-traded company. While the publicly-traded company had not been operational for several years prior to the acquisition of Old Auriga, the privately-held operational company, it is possible that a claim, whether colorable or not, may be asserted against us in the future with respect to matters arising prior to the merger. There can be no assurance that some person will not devise a claim and attempt to assert it against us in the hopes of obtaining some monetary benefit. Resolving such a claim, including by making a monetary payment, may cost us considerable time, effort and expense. Any of these may impair management’s implementation of our business plan with the consequence of a loss of opportunity.

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

Employees

As of the date of this 10-K, we employed twenty-two full-time personnel, seven of which are engaged in sales and marketing, four in research and development, eight in legal finance, administration, and information technology, two in operations and distribution, and one in an executive position. We have also contracted with approximately two hundred commission-only sales representatives who work as independent contractors for us. None of our employees are the subject of any collective bargaining agreement with us. We believe that our relationship with our employees is good.

Item 2.	Description of Property.

 Our executive and administrative offices and warehouse facility are located at 5284 Adolfo Road, Camarillo, California 93102. The approximately 19,496 square feet office and warehouse space is leased until February 15, 2011, at a monthly rental rate of approximately $22,000, with annual increases up to $23,340. Our sales and marketing facilities are located at 5555 Triangle Parkway, Norcross, Georgia. The approximately 3,900 square feet (“Suite 350”) is leased until March 31, 2010 at a base rent of approximately $6,052 per month, increasing annually with a rental cap of $6,234 per month. We also lease approximately 2,490 square feet of office space in Danbury, Connecticut, which lease expires on June 30, 2008. We have subleased this space to a non-affiliate at a monthly rental rate that equals approximately 75% of our monthly obligation under the lease. We believe that our Camarillo, California and Norcross, Georgia facilities are sufficient for our existing activities and potential growth, and that the facilities are well maintained and in good condition.

Item 3.	Legal Proceedings.

Pending Litigation

Gardena Hospital, L.P.   On February 2, 2008, Gardena Hospital, L.P. et al filed a complaint against Auriga in the Los Angeles County Superior Court, State of California claiming breach of Lease Agreement and seeking damages of approximately $500,000.  The complaint alleges breach of a lease relating to the former space for our headquarters located in West Los Angeles, California.  Settlement negotiations are currently being conducted. Although we believe that Auriga has meritorious defenses to this action, we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

Laboratoires Carilene S.A.S.   On October 29, 2007, Laboratoires Carilene S.A.S. filed a complaint against Auriga in the United States District Court for the Southern District of New York, claiming breach of License Agreement and seeks damages of

$1,800,000.  In its answer, the Company has denied all material allegations in the complaint and has asserted counter claims against the plaintiff for breach of such License Agreement.  We are currently engaged in settlement negotiations.  If a settlement is reached the action will be dismissed.  If not, the action will proceed, with potential liability and legal costs for the Company. Any large award against the Company will have a material adverse effect on the Company’s financial position and its business.

Threatened Litigation

Various Claims    The Company, a current officer/director, and a former officer/director are involved in several threatened legal proceedings including claims relating to breach of employment agreement, retaliatory termination of employment (whistleblower) and sexual harassment.  These claims are fairly recent, and we are currently investigating each and every one of them.  Although we believe that Auriga and the individual officer/directors named have meritorious defenses to the claims made in each of the threatened legal proceedings and intend to contest each claim vigorously, an adverse resolution of any of such claims may have a material adverse effect on our financial position and on results of operation in the period in which the claims are resolved.  We are not presently able to reasonably estimate potential losses, if any, related to the claims.

Threatened Regulatory Action

Department of Labor    On January 18, 2008, the U.S. Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL alleging a violation of Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act.  The Company has responded to these allegations and is currently conducting its own investigation relating to the claims.  This proceeding is in its very early stages, and, although we believe we have a meritorious defense to the allegations, we are not presently able to reasonably estimate potential losses, if any, related to the DOL claim.

Although the results of litigation, pending or threatened, and regulatory investigations cannot be predicted with certainty, regardless of the outcome, such legal actions can have a material adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

 PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Common Stock Prices

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

	High	Low
Year ended December 31, 2006
First quarter	$0.52	$0.13
Second quarter	$0.70	$0.18
Third quarter	$3.50	$0.17
Fourth quarter	$1.95	$0.69
Year ended December 31, 2007
First quarter	$2.14	$0.59
Second quarter	$2.30	$1.04
Third quarter	$1.20	$0.51
Fourth quarter	$0.59	$0.04

On April 11, 2008, the closing sale price for our common stock was $0.03.

Holders

As of April 11, 2008, we had 378 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On October 17, 2007, we filed Form SB-2 to register 20,827,244 shares of common stock.  All of the shares to be offered by the selling stockholders were “restricted” securities under applicable federal and state securities laws and were registered under the Securities Act to give the selling stockholders the opportunity to publicly sell their shares.  The registration of the shares does not require that any of the shares be offered or sold by the selling stockholders.  The selling stockholders may from time to time offer and sell all or a portion of their shares in the over-the-counter market, in negotiated transactions or otherwise, at prices then prevailing or related to the then-current market price or at negotiated prices.  All selling stockholders are investors who acquired their securities from us in one or more private placements of common stock and some of which may hold or have held positions, office or had other material relationship (other than as purchasers of securities) with us or affiliates of ours within the past three years.  The registration was declared effective on October 22, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included elsewhere in this Report. The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, and (5) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this 10-K.

Overview

Background

 We are a specialty pharmaceutical company founded in 2005, headquartered in Camarillo, California.  The company is engaged in the commercialization and licensing of pharmaceutical products.  We are building an extensive portfolio of prescription brands targeting high growth therapeutic categories in the respiratory, dermatology and psychiatry markets.  The company’s high-growth business model combines driving revenues through acquisition of proven FDA-approved brand-name products, introducing new brands, and a strategic business development pipeline, all of which are designed to enhance our growing direct relationships with physicians nationwide.  The Company operates under a primarily variable cost commission-based sales structure.    Our current product portfolio includes 25 marketed products and 5 products in development covering various therapeutic categories.

The Company’s solution addresses the currently unfilled demand for commercialization of late stage mid-size products with a high probability for success that are well aligned with our current therapeutic category focus.  These opportunities are often ignored by big pharmaceutical companies but are accretive to our business model due to our efficient organizational structure and relative acquisition cost. Our strategic partners recognize the benefits we provide in time to commercialization through our efficient sales force training,

Our innovative variable cost sales force structure allows us to cover sales territories that traditionally would not be a focus for large pharmaceutical companies with minimal fixed sales force expense.  As of December 31, 2007, we had 197 territory managers nationwide, categorized as follows:

Full-time equivalents
Primary Care	109
Extendryl	67
ATS	30
Total	206

We launched a diversified group of products during 2007 in order to provide the sales force with a sufficient product portfolio while allowing us to achieve top line sales revenue growth. We believe that the team approach allows our Territory Managers to focus on Primary Care and the Dermatology physicians which are the core of our focus going forward.  During the three months ended December 31, 2007, we shifted our focus from recruitment to retention of our field sales force representatives.  In December 2007, we announced an opportunity for our Territory Managers to achieve Senior Territory Manager (“STM”) status commencing in February 2008.  Based upon achievement of both quantitative and qualitative factors, the STM status represents a career path of advancement from independent contractor to full time employment status.  As of March 2008, 21 of our field sales representatives have been offered and have accepted employment as STMs.  This STM opportunity has significantly improved the Company’s ability to retain and reward its top performers as well as motivate others to greater achievement.  Through refinement of our territory and product alignments among the teams, we have identified opportunities for additions to our sales force at both the Territory Manager and STM levels that will drive incremental sales in previously uncovered or undercovered markets with high opportunity for growth.

During the three months ended December 31, 2007, we completed development of a proprietary commercialization platform to calculate commission payouts to our Territory Managers based upon sell through to pharmacies and to reduce the two month lag from sale to commission payout to only one month.  This significantly reduced the cost of data and commission processing costs and aligned our field sales team more effectively with actual revenue generated in their territories.

As of December 31, 2007, we employed 24 full-time corporate personnel.  As of the date of this 10K, we employed 22 full-time corporate personnel.

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

We estimate customer demand for our prescription products primarily through use of third party syndicated data sources and our wholesaler distributor channel partners which track units sold to pharmacies and prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We observe trends from this data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.

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

Our Promoted Products

	Strength	Primary Uses
Extendryl ®
SR	Rx	Respiratory
JR	Rx	Respiratory
DM	Rx	Respiratory
PSE	Rx	Respiratory
Syrup	Rx	Respiratory
Chewable	Rx	Respiratory
Levall ®
12	Rx	Respiratory
Liquid	Rx	Respiratory
G	Rx	Respiratory
Aquoral ™	Rx	Xerostomia
Zinx ™
Cold Kit	Rx	Respiratory
Cough Kit	Rx	Respiratory
Allergy Kit	Rx	Respiratory
Kids Sneeze Kit	Rx	Respiratory
Lozenges	OTC	Respiratory
Akurza ™
Cream	Rx	Dermatology
Lotion	Rx	Dermatology
Xyralid ™
RC Kit	Rx	Dermatology
LP Kit	Rx	Dermatology
Cream Kit	Rx	Dermatology
Zytopic ™	Rx	Dermatology
Coraz ™	Rx	Dermatology

Results of Operations

The following is a numerical summary of certain of our results of operations for the twelve months ended December 31, 2007:

	Twelve Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2007	2006*
Net revenues	$12,501,971	$3,173,604
Cost of goods sold	(5,890,096)	(1,516,343)
Gross profit	6,611,875	1,657,261
Operating expenses	(18,847,889)	(12,209,375)
Loss from operations	(12,236,014)	(10,552,114)
Restructuring and impairment charges	(7,163,542)
Other expenses	(2,274,783)	(1,160,510)
Net loss	$(21,674,339)	$(11,712,624)

*  Due to the change in fiscal year, the 2006 audit year was a nine month transitional period covering the nine months ended December 31, 2006.

The following analysis and discussion pertains to our results of operations for the twelve months ended December 31, 2007, compared to our results of operations for the nine months ended December 31, 2006.

We incurred a net loss of $21,674,339 and $11,712,624 for the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, respectively. This net loss represents a loss from operations of $12,236,014 and $10,552,114 for the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, respectively, before restructuring and asset impairment charges of $7,163,542 and $0 and other expenses of $2,274,783 and $1,160,510 during the same periods. Our net loss occurred primarily as a result of operating expenses and costs related to FDA actions affecting certain products, noncash equity instruments and noncash financing expenses included in other expenses.  Included in our net loss are restructuring and asset impairment charges of $7,163,542, primarily relating to impairment of the Levall and Aquoral intangible assets and restructuring actions taken to reduce operating expenses.  See Management Discussion on restructuring and asset impairment charges in results of operations discussion.

We had net sales of $12,501,971 and $3,173,604 for the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, respectively. Any increase in our sales for the year ended December 31, 2008 will depend on the success of our existing product lines, as well as additional products we plan to add to our overall product mix.

We had costs of goods sold of $5,890,096 and $1,516,343 for the twelve and nine months ended December 31, 2007 and December 31, 2006, respectively.  Our costs of goods sold increased primarily in the materials component as a result of increased revenues and related increases in product returns.  Returns of product do not result in an adjustment to cost of goods sold because the products, once returned, cannot be added back to inventory for resale.  Management’s estimate of future returns in the inventory reserve also contribute to the heightened product costs seen in 2007 as compared to the prior period.

Our gross profit for the twelve months ended December 31, 2007 and the nine months ended December 31, 2006 was $6,611,875 and $1,657,261, respectively. Our gross margin was 52.9% during the twelve months ended December 31, 2007 and 52.2% for the nine months ended December 31, 2006, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year other than a refinement of the sales returns reserve methodology.  At December 31, 2007, each product for which wholesaler/distributor inventory existed was evaluated by production lot on a FIFO basis.  Sales were estimated by month for each  product until six months from expiration date with remaining inventory subject to reserve. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included elsewhere in this 10-K.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the footnotes to our consolidated financial statements included elsewhere in this 10-K.

Revenue Recognition

We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of our products is recorded, net of allowances. According to the terms of our sales contracts, a customer may only return up to a specified maximum amount of product if it is damaged, within six months of expiration or if the product has expired in the last twelve months. We calculate sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold.

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

Operating Expenses

We have segregated our recurring operating expenses among four categories: (i) cost of goods sold, including royalties; (ii) sales, marketing and trade expenses; (iii) general and administrative expenses; and (iv) research and development. Cost of goods sold includes the direct costs associated with materials and supplies, royalties, warehousing and distribution. Sales, marketing and trade expenses include salaries for sales and marketing staff, commissions, advertising and promotional expenses, samples used by the sales force, market research and travel expenses. We expect to continue to increase marketing and development efforts in the future and, as a result, expect this class of expenses to continue to increase. General and administrative expenses include salaries and benefits for our executives, business development, human resources, finance, information technology staffing and general operating expenses. General operating expenses include overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Based on our plans for future growth, we expect our general and administrative costs to increase significantly in the future. Research and development expenses include research into development of proprietary patents, partnerships with third parties in developing proprietary drug delivery technologies, development of line extensions to our existing product lines, and activities related to regulatory compliance for our product lines. These expenses also include salaries and benefits, legal fees for patent reviews and scientific advisory board stipends attributable to such development activities. Expenses in this area are likely to increase significantly as we develop new and existing products and technologies.

Other Material Events

We are not aware of any current or anticipated material events that are reasonably likely to have a material impact on our future operations or liquidity in the next twelve months, other than the Dutchess, JMJ and Prospector financing agreements.  For more information on these matters, please refer to the Commitments and Contingencies Note, Note 18, and Subsequent Events Note, Note 21, to the Financial Statements.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.  All facility leases included in restructuring costs are being actively marketed for sublease to offset remaining lease obligations.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures at this time and do not anticipate any material commitments in the next twelve months.

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123R, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees , and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6,  Employers’ Accounting for Employee Stock Ownership Plans . We expect no changes to our financial reporting as a result of the application of the foregoing because we are already reporting and complying with the fair value method of SFAS No. 123R.

Results of Operations for the Twelve Months Ended December 31, 2007 and for the Nine Months Ended December 31, 2006

As a result of changing our fiscal year, the following analysis and discussion pertains to our results of operations for the twelve months ended December 31, 2007, compared to our results of operations for the nine months ended December 31, 2006.

            Net Revenue. Net revenues increased 294% to $12.5 million for the twelve months ended December 31, 2007, as compared to $3.2 million for the nine months ended December 31, 2006.  The Company’s 2007 revenues included sales of the Extendryl® and Levall® product lines as well as six new products launched, including Aquoral™, Akurza, Zinx™, Xyralid, Zytopic and Coraz.

            Cost of Goods Sold.  Cost of goods sold increased 288% to $5.9 million for the twelve months ended December 31, 2007, as compared to $1.5 million for the nine months ended December 31, 2006.  Cost of goods sold includes royalties, materials & supplies, and distribution costs.  This increase in cost of goods sold was primarily the result of an increase in our revenues for the twelve months ended December 31, 2007.

Gross Profit.  Gross profit increased 299% to $6.6 million for the twelve months ended December 31, 2007, as compared to approximately $1.7 million for the nine month period ended December 31, 2006.  This increase in gross profit was primarily the result of an increase in our revenues for the twelve months ended December 31, 2007. Our gross margins were 52.9% for the twelve months ended December 31, 2007, as compared to 52.2% for the nine month period ended December 31, 2006.

Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the twelve months ended December 31, 2007 increased 114.4% to $7.0 million, as compared to $3.3 million for the nine month period ended December 31, 2007.  The increase in sales, marketing and trade expenses was due primarily to the addition of sales representatives and increases in market research and overall sales and marketing activities, including advertising, sample distribution and promotion.

General and Administrative Expense. General and administrative expenses increased 24.1% to $9.8 million for the twelve months ended December 31, 2007, as compared to $7.9 million for the nine month period ended December 31, 2006.  The $1.9 million increase was due primarily to increases in legal and professional fees, insurance, facilities and also increases in salary and benefit expenses for our executives, finance, information technology, human resources and administrative staff.  These incurred expenses were partially offset by non-cash expenses related to equity instruments of $3.9 million for the twelve months ended December 31, 2007 as compared to $4.8 million for the nine months ended December 31, 2006.

Research and Development Expense.  Research and development expenses increased 100.8% to $2.0 million for the twelve months ended December 31, 2007, as compared to $1.0 million for the nine month period ended December 31, 2006.  This increase was primarily due to staff additions and our increased investment in development projects.

Restructuring &Asset Impairment:  In September 2007 we determined that the current level of operations was not sustainable based upon the less than anticipated underlying sell through of our products and our balance sheet. Management and our Board of Directors agreed to a plan of restructuring to reduce our operating expenses and conserve cash.

Concurrent with actions taken toward the aforementioned restructuring, we received notice on October 1, 2007 that the FDA announced its intention to take enforcement action against products without FDA approval that contain hydrocodone.   This action was evaluated in light of the returns received by the company for the products affect by the May 25, 2007 guaifenesin action notice.  During October 2007, the Company’s three largest wholesalers announced their decision to stop carrying some of these affected products and request the Company to accept returns for all units in inventory.  For the year ended December 31, 2007, we received approximately $3.4 million of returns related to products affected by the FDA actions.  For more information, please refer to the section entitled “Risk Factors.”   (See Risk Factors Part 1 for additional disclosure regarding FDA actions).

Primarily related to these factors we decided to further restructure the business to reduce operating costs and conserve cash. We also reviewed all product related intangibles for impairment at December 31, 2007 based upon actual product demand and the FDA actions taken.  Total restructuring and asset impairment expense amounted to $7.2 million for the twelve months ended December 31, 2007 as compared to $0 for the nine months ended December 31, 2006. Restructuring expenses include approx $0.5 million relating to facility leases, $0.3 million of employee related costs and $0.3 million of asset write downs.  The intangible asset impairments totaling $6.0 million were recorded against the company’s product lines and product licenses primarily relating to the recent FDA actions.

Interest Expense.  Interest expense increased approximately $80,000 to $1,145,000 for the twelve months ended December 31, 2007, as compared to $1,065,000 for the nine month period ended December 31, 2006.  The interest expense is largely comprised of discount amortization on notes payable that began during our quarter ended September 30, 2006. The balance of this expense is primarily related to the note payable owed to a related party and the interest incurred in financing accounts receivables with our bank.

Liquidity and Capital Resources

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources.

Since inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of approximately $224,000, a negative working capital position of $8.7 million. Although we have taken actions to significantly reduce operating losses by reducing operating expenses and headcount, and have also reduced our royalty expenses as a result of a recent amended agreement with a licensee, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this 10-K do not include any adjustments that might result from the outcome of this uncertainty. For more information on this matter, please refer to the Section entitled “Risk Factors—Risks Related to our Business,” as well as to footnote 3 to our consolidated financial statements for the twelve months ended December 31, 2007.

On a going forward basis, our primary business strategy is to continue to focus on our existing Extendryl® and Levall® product lines, and to actively market and promote our new Aquoral™, Zinx™, Akurza™, Xyralid™, and Liquadd™ product lines. We may need to secure additional equity or debt financing to adequately fund these strategies and to satisfy our ongoing working capital requirements.  If we are unable to obtain such financing in a timely manner or on acceptable terms, we could be forced to curtail or cease operations. Even if we are able to successfully execute these strategies, there can be no assurances that we will ever attain profitability.  We are actively seeking additional funding that will provide the working capital necessary for the company to achieve positive operating cash flow and ultimately profitability.

Our cash and cash equivalents were approximately $224,000 at December 31, 2007, as compared to $260,000 plus $76,000 of restricted cash at December 31, 2006. Net cash used by operating activities for the twelve months ended December 31, 2007 was $1.3 million. This use of cash was the result of a net loss of $21.7 million for the twelve months ended December 31, 2007, adjusted for non-cash items totaling $17.2 million (consisting primarily of non-cash expenses for equity instruments issued for compensation and services, asset impairment and restructuring costs, sales return, inventory expenses, depreciation and amortization, and amortization of notes payable discounts).  For more information relating to restructuring and asset impairment, please refer to Notes 8 and 19 to the Financial Statements.  Changes in current assets and liabilities further adjusted the net loss by $3.2 million.  Net cash used by operating activities for the nine months ended December 31, 2006 was $3.8 million, resulting from a net loss of $11.7 million adjusted for non-cash items totaling $6.5 million (consisting primarily of non-cash expenses for equity instruments issued for compensation and services, amortization of notes payable discounts and depreciation and amortization), and adjusted for changes in assets and liabilities of $0.9 million.

Net cash used in investing activities for the twelve months ended December 31, 2007 was $0.5 million. The uses of cash were for purchases for product licenses of $0.3 million, property and equipment for $0.1 million, and lease deposits for $0.05 million.  Net cash used in investing activities for the nine month period ended December 31, 2006 was $1.6 million which represents purchases of product licenses of $1.5 million and fixed asset purchases of $0.1 million.

Net cash provided by financing activities was $1.7 million for the twelve months ended December 31, 2007 resulting from net proceeds from private stock placement offerings to qualified investors and exercise of stock options of $4.3 million off set by payments of related party loans and notes of $2.6 million and payment of bank notes payable of $0.06 million.   Net cash provided by financing activities was $5.2 million for the nine months ended December 31, 2006 resulting from net proceeds from private stock placement offerings to qualified investors and exercise of stock options of $3.2 million, proceeds from senior secured notes of $2.5 million, proceeds from senior secured convertible notes of $0.4 million, and proceeds from bank notes payable of $0.4 million.  These proceeds were partially offset by payments on bank notes payable of $0.6 million and merger costs of $0.7 million.

On August 7, 2006, we executed an 8% senior secured convertible note with Sorrento Financial Partners, LLC (“SFP”), an entity owned by Philip S. Pesin, our former Chief Executive Officer. The principal sum of the convertible note is $632,000 and is due on May 15, 2007. We began paying interest on the aggregate unconverted and the then-outstanding principal amount of the convertible note monthly in arrears in September 2006.

On February 15, 2007, $132,000 of principal was paid to SFP.  On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share.  As a result, SFP was issued 360,230 shares of common stock.

For more information on this matter, please refer to the sections entitled “Risk Factors—Risks Related to Our Business” and “Transactions with Related Persons—SFP Note.”

LFC Note

On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 and again on December 8, 2006. The LFC Note is due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1,500,000 fully paid and non-assessable shares of our common stock at an exercise price of $1.92. The LFC Note is secured by a first-priority perfected security interest in all of our assets. The first priority security interest provided by us contains terms that are pro-rata to the senior secured note, dated September 28, 2006, issued by us to Aquoral Finance Corp. LLC (“AFC”) and is senior in right of payment to any and all of our other indebtedness. We can prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, we and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by us would be subordinated to amounts owed to LFC. SFP is the managing member of LFC. Mr. Pesin, the Company’s former Chief Executive Officer and Chairman of the Board, contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not our affiliates.

On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note.  The remaining balance of $750,000 was paid on May 15, 2007.

For more information on this matter, please refer to the sections entitled “Risk Factors—Risks Related to Our Business” and “Transactions with Related Persons—LFC Note.”

AFC Note

On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note is secured by a first-priority security interest in all of our assets, and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we will issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of December 31, 2006, the Company issued warrants to AFC to acquire up to 968,750 shares of common stock. SFP is the managing member of AFC. Mr. Pesin, the Company’s former Chief Executive Officer and Chairman of the Board, contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates.

On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.

For more information on this matter, please refer to the sections entitled “Risk Factors—Risks Related to Our Business” and “Transactions with Related Persons—AFC Note.”

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has various contractual obligations that that are not required to be recognized as liabilities such as lease commitments and a consulting agreement  with our Chief Scientific Officer  in the amount of $16,000 per month until December 31, 2008. (Please compare to our agreement).

The following table summarizes payments due by period under the Company’s known contractual lease obligations as of December 31, 2007.

	Total	2008	2009	2010	2011
Georgia office lease	$147,437	$54,472	$74,263	$18,702	$-
Prior Georgia office lease	18,156	18,156	-	-	-
Camarillo headquarters lease	826,998	231,000	270,600	278,718	46,680
Connecticut office lease	29,683	29,683	-	-	-
Total	1,022,274	333,311	344,863	297,420	46,680

Item 7.	Financial Statements and Supplementary Data.

     Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Dismissal of  Williams & Webster, P.S.

Effective as of January 21, 2008, our Board approved the dismissal of Williams & Webster, P.S. (“W&W”) as our independent registered public accounting firm, and, effective as of January 21, 2008, our Board approved the appointment of PMB Helin Donovan (“PMB”)as our independent registered public accounting firm.

The report of W&W on the financial statements of Auriga Laboratories, Inc. as of and for the last  fiscal year did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the most recent two fiscal years and through the interim periods subsequent thereto, there were no disagreements with W&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of W&W would have caused W&W to make reference to such disagreement in its report on the financial statements for such year and periods.  In addition, there were no “reportable events” as set forth in Item 304(a)(1)(iv) of Regulation S-B.

During the Company’s most recent two fiscal years and the subsequent interim period through the date of engagement of PMB, neither we nor anyone acting on our behalf consulted with PMB with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B .

Dismissal of Jaspers & Hall, P.C.

Effective as of May 16, 2006, our Board approved the dismissal of Jaspers & Hall, P.C. (“J&H”) as our independent registered public accounting firm, and, effective as of May 17, 2006, our Board approved the appointment of Williams & Webster, P.S. as our independent registered public accounting firm.

The report of J&H on the financial statements of Multi-Link as of and for the fiscal year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain an explanatory paragraph related to Multi-Link’s ability to continue as a going concern.

During the fiscal year ended September 30, 2005 and through the interim periods subsequent thereto, there were no disagreements with J&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of J&H would have caused J&H to make reference to such disagreement in its report on the financial statements for such year and periods. In addition, there were no “reportable events” as set forth in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal year ended September 30, 2005 and through the interim periods subsequent thereto to the date of appointment of Williams & Webster, P.S., neither we nor anyone acting on our behalf consulted with Williams & Webster, P.S. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

Dismissal of Michael Johnson & Co., LLC

Effective as of July 20, 2005, the Board of Multi-Link approved the dismissal of Michael Johnson & Co., LLC (“MJC”) as our independent registered public accounting firm, and, effective as of July 20, 2005, the Board of Multi-Link approved the appointment of J&H as Multi-Link’s independent registered public accounting firm.

The report of MJC on the financial statements of Multi-Link as of and for the fiscal year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain an explanatory paragraph related to Multi-Link’s ability to continue as a going concern.

During the fiscal year ended September 30, 2004 and through the interim periods subsequent thereto, there were no disagreements with MJC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MJC would have caused MJC to make reference to such disagreement in its report on the financial statements for such year and periods. In addition, there were no “reportable events” as set forth in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal year ended September 30, 2004 and through the interim periods subsequent thereto to the date of appointment of J&H, neither we nor anyone acting on our behalf consulted with J&H with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A.	Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

▪
As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation;  sufficient testing was not conducted and further segregation of duties needs to be put in place.  It is our belief that those control procedures are being performed, however documentation of their execution is not yet available.  We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an “accelerated filer” for the 2007 fiscal year because it is qualified as a “small business issuer”. Therefore, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This  Annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

MANAGEMENT

Directors and Executive Officers

     As of the date of this 10-K, the following table sets forth the name, age and business experience of each of our directors and executive officers.

Name	Age	Position
Frank R. Greico	50	Chief Executive Officer and Chief Financial Officer
Sharyn G. Alcaraz	40	Corporate Secretary
Elliot M. Maza	52	Chairman of the Board
Leonhard Dreimann	59	Director
Trevor K. Pokorney	41	Director

Frank R. Greico joined us in September 2007 as our Chief Financial Officer and became Corporate Secretary in November 2007.  On January 23, 2008, Mr. Greico was also appointed our Chief Executive Officer and concurrently resigned as Corporate Secretary.  Mr. Greico has 28 years finance experience including experience as a senior operations and finance executive in publicly traded and privately held technology and manufacturing companies.  His experience includes financing and capitalization, mergers and acquisitions, strategic planning, international expansion, product development, licensing, information systems, SEC reporting and investor relations.  He has worked as a CFO from 2004 to 2007 for Infotreive, Phatnoise, and Peoplelink.  From 1999 to 2004, he served as CFO for Catalytic Solutions. He served as CFO at Quarterdeck from 1996 to 1999.  Prior to that, Mr. Greico was CFO and Vice President of Finance and Operations at Knowledge Adventure, Inc.  Mr. Greico holds an MBA from Pace University, New York, in management information systems, a BBA in accounting from Pace, is a certified public accountant and a NY office Price Waterhouse Coopers alumni.

Sharyn G. Alcaraz joined us in November 2007 as our Corporate Counsel.  She was appointed Corporate Secretary on January 23, 2008.  Ms. Alcaraz has practiced law for fourteen years, with experience in both complex litigation and general corporate and commercial transactions, including technology and intellectual property transfers.  Prior to joining the Company, Ms. Alcaraz had served as North American Regional Counsel/General Counsel and Corporate Secretary for Oberthur Card Systems of America, Inc., an RFID-chip embedded and SIM card manufacturer; and as Vice President, General Counsel and Corporate Secretary for Alta Healthcare System, LLC, a Los Angeles-based hospital system.  Ms. Alcaraz earned her Bachelor of Arts from the University of California, San Diego in Quantitative Economics and Decision Sciences, and her Juris Doctor from Santa Clara University, School of Law.

Elliot M. Maza became a director in May 2007, and Chairman of the Board on January 23, 2008.  He also serves as Chairman of the Board’s Audit Committee and a member of the Compensation Committee.  Mr. Maza is a licensed C.P.A. and attorney and has extensive experience in the pharmaceutical and drug development industries. Mr. Maza is currently President and Chief Financial Officer and a member of the Board of Directors of Intellect Neurosciences, Inc. (OTCBB: ILNS), a New York-based biotechnology company.  He joined Intellect in May 2006 as Executive Vice President and CFO, was promoted to President in March 2007 and elected to the Board of Directors in June 2007. Prior to joining Intellect, from December 2003 to May 2006,  Mr. Maza was Chief Financial Officer of Emisphere Technologies (NASDAQ: EMIS), a biopharmaceutical company specializing in oral drug delivery.  Previously, he was a partner at Ernst and Young LLP and a Vice President at Goldman Sachs, Inc., and JP Morgan Securities, Inc.  Mr. Maza also practiced law at Sullivan and Cromwell, a leading New York law firm.  He currently serves on the Board of Directors and is Chairman of the Audit Committee of Tapestry Pharmaceuticals, Inc. (NASDAQ: TPPH), a biotechnology company focused on developing proprietary therapies for the treatment of cancer.  Mr. Maza received his J.D. degree from the University of Pennsylvania Law School and his Bachelor of Arts from Touro College.

Leonhard Dreimann was appointed as a director in June 2007, and serves as one of our independent directors.  He is also a member of the Board’s Audit Committee and Compensation Committee.   Mr. Dreimann served as Chief Executive Officer of Salton, Inc., since its inception in August 1988 until earlier this year and was a founder of the company. He is also currently a director at Salton Inc.  Mr. Dreimann served as Deputy Chairman of AMAP a public Electronics and Housewares Company until 2005. He was managing director and founder of Salton Australia Pty. Ltd., a distributor of Salton brand kitchen appliances.  Mr. Dreimann is currently a trustee of the Goodman Theatre, on the board of the Housewares Charity Foundation and a director of BBB. With a marketing degree from Melbourne University, Mr. Dreimann has over 35 years experience in consumer goods Sales and Marketing.

Trevor K. Pokorney was named a member of our board of directors in March 2007.  He also serves as Chairman of the Board’s Compensation Committee and a member of its Audit Committee.  Mr. Pokorney has extensive business and financing experience, and has lead and helped finance a number of successful high-tech startups. He is currently the Chief Operating Officer of Gemini Environmental 7 Billion People, Inc., a startup company in the natural gas software industry. Prior to Gemini 7 Billion People, he was the operations manager of Intel's Acceleration Products Division (formerly, Conformative Systems, Inc.), where he had also been Vice President of Operations before it was acquired by Intel in 2005. Prior to Intel, Mr. Pokorney was Senior Vice President of Sales, Marketing, and Manufacturing Logistics at Newisys, Inc., a startup company which was the first to introduce an enterprise server based on AMD's new x86-64 processor. At Newisys, he oversaw the development and introduction of several product lines and drove sales to a $200 million annual run rate within four years. Before Newisys, Mr. Pokorney served as the Vice President of Operations for Living.com, a startup e-commerce company, which supplied furniture and home accessories to the U.S. market. Financed by Benchmark Capital, GE Capital, and Starbucks, he helped Living.com enter a multi-million-dollar strategic alliance with Amazon.com to create a "Home Living" store at Amazon.com. Mr. Pokorney holds a Master of Science degree from Carnegie Mellon University Graduate School of Industrial Administration, Manufacturing and Operations Management where he graduated Magna Cum Laude. He earned his Bachelor of Science in Mechanical Engineering from the University of Texas at Austin, graduating Summa Cum Laude.

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board. All executive offices are chosen by the Board and serve at the Board’s discretion.

Board Committees

From time to time the Board appoints and empowers committees to carry out specific functions on behalf of the Board. The following describes the current committees of the Board and their members:

Audit Committee

Our Audit Committee consists of Messrs. Maza (Chairman), Dreimann, and Pokorney. Our Board has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related-party transactions for potential conflicts of interest. Our Board has determined that Mr. Maza meets the SEC’s definition of an audit committee financial expert. Each of the members of the Audit Committee are “independent,” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee

Our Compensation Committee consists of Messrs. Pokorney (Chairman), Dreimann, and Maza. The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock incentive and stock option plans. Each of the members of the Compensation Committee is “independent,” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Mr. Pokorney.  Due to the fact that Messrs. Alleman and Glover resigned, the Company intends to appoint additional members in the coming months.

Item 10.	Executive Compensation.

Overview

The Compensation Committee assists the Board of Directors in its responsibilities relating to executive compensation and in fulfilling its responsibilities relating to our compensation and benefit programs and policies. The Compensation Committee may make recommendations with respect to our compensation plans and reviews and approves the compensation of our executive officers. The Compensation Committee currently consists of three directors, all of whom are independent under applicable OTCBB Stock Market and Securities and Exchange Commission standards. The Compensation Committee receives recommendations from our Chief Executive Officer regarding the compensation of executive officers.

Compensation Philosophy and Objectives

Our executive compensation policies are designed to achieve four primary objectives: (i) attract and retain well-qualified executives who will lead us and inspire superior performance; (ii) provide incentives for achievement of corporate goals and individual performance; (iii) provide incentives for achievement of long-term stockholder return; and (iv) align the interests of management with those of the stockholders to encourage continuing increases in stockholder value.

Elements of Compensation

The following are components of our executives’ compensation that are intended to accomplish one or more of the compensation objectives discussed above:

Base Salary and Benefits. To attract and retain officers with exceptional abilities and talent, annual base salaries are set to provide competitive levels of compensation. The Compensation Committee considers each officer’s performance, current compensation, and responsibilities within our company. The Compensation Committee considers base salaries paid by competitors within our peer group and those paid by other businesses of comparable size. The Compensation Committee also considers past individual performance and achievements when establishing base salaries.

Annual Cash Bonus Incentives. Annual cash bonus incentives are sometimes used to reward our employees. It is expected that any current bonus awards ultimately approved by the Compensation Committee will provide that bonuses may be earned by our executives upon the achievement of certain metrics such as the meeting of annual performance targets as set out in annual budget and financial plans presented to the Board of Directors, as well as management’s success in increasing revenues, expanding sales and achieving and maintaining profitability.

Longer-Term Equity-Based Incentives.  A portion of potential career compensation is also linked to corporate performance through equity-based compensation awards, historically in the form of stock option grants. Equity-based compensation awards to our employees are effectuated through our Omnibus Stock Grant and Option Plan (the “Plan”). Stock options granted under the Plan generally vest twenty-five percent (25%) after twelve months of continued employment, while the remainder vests ratably in monthly installments over the following three-year period. All unexercised options expire after ten years from the date of grant. As of April 11, 2008, 1,400,000 stock options have been granted to our executive officer, Frank R. Greico, twenty-eight and one-half percent (28.6%) or 400,000 are fully vested, with twenty-five percent (25%) of the remaining 1,000,000 vesting after the first twelve months of continued employment with the Company.  Thereafter, the remaining balance will vest ratably in monthly installments over the following three years of continued employment with the Company.

Awards under the Plan are designed to: (i) more closely align executive officer and stockholder interests; (ii) reward key employees for building stockholder value; and (iii) encourage long-term investment in the Company by participating officers.

Although we do not have specific stock ownership guidelines, the Compensation Committee believes that stock ownership by management has been demonstrated to be beneficial to stockholders.

Executive Employment Agreements

On August 27, 2007, we entered into an employment agreement with Mr. Greico in connection with his appointment as Chief Financial Officer.  The Employment Agreement became effective on September 1, 2007 and continues for a term of one year.  Either party has the option of renewing the term for an additional year, if notice is provided 90 days prior to the expiration of the term.

Under the Employment Agreement, Mr. Greico’s annual base salary is set at $250,000.  In addition, Mr. Greico is entitled to an annual bonus, payable quarterly, based on increases in our market capitalization as follows: for every $1,000,000 increase in our market capitalization, initially measured as of September 1, 2007, Mr. Greico will be entitled to a $5,000 bonus. The first $100,000 of any quarterly bonus shall be paid in cash with any additional bonus over $100,000 payable in cash or registered Company common stock, at our option.

We may terminate Mr. Greico’s employment at any time with or without cause.  If Mr. Greico is terminated without cause, he will be entitled to severance pay equal to his base salary for a period of twelve months following his termination, plus continued health benefits during such period. In addition, if we terminate Mr. Greico without cause, then any outstanding, but unvested options shall vest. Mr. Greico receives no benefits if he is terminated for cause.

Under the Agreement, Mr. Greico is also entitled to earn long-term incentive awards and to participate in all other benefits plans and perquisites in which our other executives and employees are eligible to participate. Mr. Greico is also entitled to 5 weeks paid vacation per year and to reimbursement of certain expenses.

The Agreement also provides for the grant, subject to the approval of our Board, to Mr. Greico of a nonstatutory stock option to purchase 1,400,000 shares of our common stock, each share exercisable at the closing price of our common stock on the OTC Bulletin Board on the date the option is granted by our Board.  The option vests as follows: (i) 400,000 shares subject to the option are vested on September 1, 2007, (ii) twenty-five percent of the remaining option shares are vested on September 1, 2008; and (ii) subject to Mr. Greico’s continued service with the Company, 1/36th of the total remaining options will vest each month after September 1, 2008.

Effective November 5, 2007, Mr. Greico assumed the position of Secretary in addition to Chief Financial Officer.  On January 23, 2008, Mr. Greico was appointed Chief Executive Officer in addition to his role as Chief Financial Officer and replaced as Corporate Secretary by Sharyn G. Alcaraz. Mr. Greico was also elected to the office of Director on the Board on January 23, 2008.

On March 13, 2008, our Board retroactively adjusted Mr. Greico’s annual base salary to $350,000 for the additional responsibilities incumbent in his assumption of the Chief Executive Officer role.

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

On January 15, 2008, Mr. Pesin resigned from his offices as Chairman of the Board and Chief Executive Officer.  On or about January 28, 2008, the Company entered into a consulting agreement with Mr. Pesin.  Under the consulting agreement, Mr. Pesin will provide to the Company general guidance regarding strategy, products, marketing, and other issues as required. The term of the consulting agreement is through January 28, 2009, and the consulting fees payable to Mr. Pesin under the agreement are $20,000 per month, payable in common stock or cash at the Company’s discretion.

On November 8, 2006, we entered into an employment agreement with Charles R. Bearchell in connection with his appointment as our Chief Financial Officer. Under the employment agreement, Mr. Bearchell will receive an annual base salary of $195,000. The employment agreement also provides that Mr. Bearchell will be eligible to earn a bonus from us, with an annual target payout of thirty percent of his base salary and with a minimum annual payout of ten percent of his base salary. The minimum annual bonus will be payable by us semi-annually commencing with the first full fiscal year following Mr. Bearchell’s appointment. The actual bonus payout in excess of the minimum annual amount shall be determined based upon our achievement level against certain financial and other performance objectives. The employment agreement also provides for the grant to Mr.Bearchell of an option to acquire up to 750,000 shares of our common stock.  Mr. Bearchell will also be eligible to participate in our employee benefit programs (including medical, dental and other insurance programs) generally available to all of our full-time employees. The employment agreement also contains severance provisions and other covenants, but does not provide for benefits to Mr. Bearchell in the event of our change of control.  On August 27, 2007, Mr. Bearchell’s employment agreement was amended effective as of September 1, 2007.  On September 13, 2007, Mr. Bearchell notified the Company that he resigned, effectively immediately.

On July 11, 2006, we entered into an employment agreement with Andrew Shales in connection with his appointment as our Chief Operating Officer (effective as of March 29, 2006) and Secretary. Pursuant to the terms of the agreement, as compensation for his service, Mr. Shales will be paid $205,000 per year, receive a car allowance of $8,400 per year and be eligible to participate in an executive incentive plan, pursuant to which Mr. Shales may become eligible to receive a target bonus of up to forty percent of his base salary. The employment agreement also provides for the grant to Mr. Shales of an option to acquire up to 250,000 shares of our common stock. The employment agreement provides that in the event that Mr. Shales is terminated for any reason other than for cause, the foregoing option, as well as all other options held by him as of the date of the employment agreement, shall automatically vest in full as of the date of such termination. The employment agreement may be terminated at any time, with or without cause, by either party, provided that in the event that Mr. Shales is terminated for any reason other than for cause, he will be entitled to receive a severance payment equal to up to six months of his then-base salary, provided he executes a general release and severance agreement. Mr. Shales’ employment agreement does not provide for benefits in the event of our change of control.

On November 2, 2007, we elected to terminate Mr. Shales, effective November 5, 2007.  Mr. Greico replaced Mr. Shales as Secretary. In accordance with the terms of Mr. Shales’ employment agreement, Mr. Shales was entitled to a severance package, upon the execution of a separation agreement.  Mr. Shales’ severance package included six months of pay at Mr. Shales’ then-current pay rate for a total of $102,500. The severance package also included additional benefits, such as a car allowance for the following twelve months.

On March 5, 2007, we entered into an employment agreement with Mr. Roberts in connection with his appointment as Chief Scientific Officer. Under the Employment Agreement, Mr. Roberts will receive an annual base salary of Two Hundred Five Thousand Dollars ($205,000.00). The Employment Agreement also provides that Mr. Roberts will be eligible to earn a bonus based on individual and Company performance, with an annual target payout of forty percent (40%) of his base salary.  Mr. Roberts will also be eligible to participate in the Company’s employee benefit programs (including medical, dental and other insurance programs) generally available to all full-time employees of the Company, and will also be eligible for a monthly car allowance.

Concurrent with his execution of the Employment Agreement, on March 1, 2007, our Board of Directors approved the issuance to Mr. Roberts of a non-statutory stock option (the “Stock Option Agreement”) to purchase two hundred seventy-five thousand (275,000) shares of the Company’s common stock under its 2007 Stock Option Plan.  The Stock Option Agreement provides for an exercise price of $1.24 per share, which is equal to the closing price as reported on the OTC Bulletin Board on the date of grant. The option vests as follows: (a) one-forth (1/4) of the option is exercisable on the first anniversary of the date of grant; and (b) subject to Mr. Roberts’s continued employment by the Company, 1/48th of the remaining number of shares of common stock subject to the option shall vest each month thereafter.  The Employment Agreement also contains severance provisions and other covenants

On December 14, 2007, Mr. Roberts tendered his resignation to the Company, effective December 31, 2007.  In connection with Mr. Roberts’ separation from the Company as an employee, he received 600,000 shares of common stock registered on Form S-8 in exchange for relinquishment of all of his employee stock options to purchase shares of our common stock.  On December 14, 2007, the Company entered into a Consultant Services Agreement with Mr. Roberts.  Under the consulting agreement, Mr. Roberts will provide general regulatory guidance and services regarding development and commercialization of drug and device pharmaceutical products to the Company. The term of the consulting agreement is through June 30, 2009 and the consulting fees payable to Mr. Roberts under the agreement is $16,000 per month.  After the natural expiration of the consulting agreement, Mr. Roberts will be compensated at a rate of $200 per hour for his consulting services.

Compensation of Key Employees Other Than Our Named Executive Officers

Our key employees other than our named Executive Officers are compensated through a mix of salary, commissions, incentive compensation and stock option grants. Factors considered in establishing the compensation for our named Executive Officer include (i) our operating performance, operating margin, and revenue and net income growth rates and shareholder value, (ii) revenue and net income growth rates for specific areas, divisions or sectors that such key employees are responsible for, (iii) team-building skills, past individual performance and future potential with us, (iv) local compensation levels and cost of living and (v) the suggestions of our Chief Executive Officer.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued to the persons who served as our Chief Executive Officer during the last completed fiscal year, along with all other executive officers whose total compensation exceeded $100,000 in any of the last two fiscal years (the “named executive officers”).

Name and Principal		Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Frank R. Greico, Chief Executive Officer and Chief Financial Officer(2)	2007	$72,865	—	—	$291,698	$2,250	$366,813
	—	—	—	—	—	—	—

Philip S. Pesin, Former Chief Executive Officer (3)	2007	$423,278	—	$340,000	—	—	$763,478
	2006	$286,462	$232,000	$400,000	—	$8,960	$927,422

Andrew Shales, Former Chief Operating Officer and Secretary (4)	2007	$208,193	—	—	—	—	$208,193
	2006	$148,942	—	$200,000	$388,014	$6,300	$743,256

Charles R. Bearchell, Former Chief Financial Officer (5)	2007	$151,818	—	—	—	$6,000	$157,818
	2006	$18,750	—	—	$235,160	$750	$254,660

Alan Roberts, Former Chief Scientific Officer (6)	2007	$196,580	—	$36,000	—	—	$208,193
	2006	$154,487	—	$101,250	$32,334	$25,000	$313,071

Guy Amato, Chief Executive Officer – Employment ceased effective March 28, 2006	2006	$11,683	—	—	—	—	$11,683

(1)
Based upon the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R (revised 2004),  Share-Based Payment.  For more information, please refer to Note 13 to the financial statements for assumptions made in valuing the stock options granted.

(2)
Mr. Greico was appointed our Chief Financial Officer on August 27, 2007, Corporate Secretary on November 5, 2007, and Chief Executive Officer on January 23, 2008.  Sharyn G. Alcaraz replaced Mr. Greico as Corporate Secretary on January 23, 2008.  For more information on Mr. Greico, please refer to the section entitled “—Employment Agreements and Change of Control Provisions.”  For the column entitled "All Other Compensation," Mr. Greico received $750 per month as a car allowance.

(3)
Mr. Pesin was appointed our Chief Executive Officer on March 29, 2006.  For more information on Mr. Pesin’s salary, please refer to the section entitled “—Employment Agreements and Change of Control Provisions.”  On January 2, 2007, Mr. Pesin was granted an award of 400,000 shares of the Company's common stock at $0.85 per share.  Mr. Pesin resigned as Chief Executive Officer and Chairman of the Board effective January 15, 2008

(4)
Mr. Shales was appointed our Chief Operating Officer on March 29, 2006 and Secretary on July 11, 2006.  For more information on Mr. Shales’ salary, please refer to the section entitled “—Employment Agreements and Change of Control Provisions.”  Mr. Shales was terminated by the Company effective November 5, 2007.

(5)
Mr. Bearchell was appointed our Chief Financial Officer effective as of November 20, 2006.  Mr. Bearchell entered a new employment agreement effective September 1, 2007.  Mr. Bearchell separated from the Company on or about September 13, 2007.  For the column entitled “All Other Compensation,” Mr. Bearchell received $750 per month as a car allowance prior to his separation from the Company

(6)
Mr. Roberts was appointed our Senior Vice President of Scientific Affairs on March 1, 2006 and then appointed our Chief Scientific Officer on March 1, 2007.  For the column entitled “All Other Compensation,” Mr. Roberts earned a retention bonus in the amount of $25,000 during the nine-month transitional period ended December 31, 2006.  Mr. Roberts separated from the Company effective December 14, 2007.  Mr. Roberts was granted an award of 600,000 shares of our common stock in December 2007 in exchange for his forfeiture of employee stock options, in connection with his separation from the Company.

Outstanding Equity Awards At Fiscal Year End

     The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of December 31, 2007:

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards:
	Number of		Number of			Number	Market
	Securities	Number of	Securities			of Shares	Value of
	Underlying	Securities	Underlying			of Stock	Shares of
	Unexercised	Underlying	Unexercised	Option		That Have	Stock That
	Options	Unexercised Options	Unearned	Exercise	Option	Not	Have Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)
Frank R. Greico, Chief Executive Officer (1)	511,111	888,889	888,889	0.70	09/01/2017	-0-	-0-

Philip S. Pesin, Chief Executive Officer – Employment ceased effective January 15, 2008		3,000,000	3,000,000	0.70	05/09/2017	-0-	-0-

Charles R. Bearchell, Chief Financial Officer – Employment ceased effective August 25, 2006	—	—	—	—	—	—	—

Andrew Shales, Chief Operating Officer and Secretary – Employment ceased effective November 5, 2007	—	—	—	—	—	—	—

Alan Roberts, Chief Operating Officer – Employment ceased effective December 31, 2007	—	—	—	—	—	—	—

Guy Amato, Chief Executive Officer – Employment ceased effective March 28, 2006	—	—	—	—	—	—	—

(1)
Mr. Greico was appointed our Chief Financial Officer effective September 1, 2007.  Mr. Greico was appointed our Chief Executive officer and elected to the office of Director on the Board on January 23, 2008.  Mr. Greico’s option grant vests 400,000 shares upon employment, 250,000 shares September 1, 2208, and monthly vesting for the remaining 750,000 shares.

Director Compensation

     The following table sets forth information concerning the compensation of our directors during the last completed fiscal year.  For purposes of this section, the “last completed fiscal year” consists of the period commencing January 1, 2007, and ending December 31, 2007:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards (1)	Awards (1)	Compensation		Total
Name	($)	($)	($)	($)		($)
Brian Alleman (2)(3)	$3,669	—	—		—	$3,699
Steve C. Glover (2)(3)	$6,012	—	—		—	$6,012
Dayne Wagoner (2)(4)(5)	$5,000	—	—	$ $	240,114(5)	$245,114
Thomas Heck (2)(4)(6)	$7,500	—	$160,734		—	$168,234
Trevor Pokorney (2)(3)(7)	$24,177	—	$130,082		—	$154,259
Elliot Maza (2)(4)(8)	$16,830	—	$203,792		—	$220,622
Leonhard Dreimann (2)(4)(9)	$18,478		$160,734		—	$179,212

(1)	Based upon the aggregate grant date fair value computed in accordance with FAS No. 123R (revised 2004), Share-Based Payment.

(2)	Our directors receive $2,500 per month as Board retainer fees.

(3)
Independent directors who also received a non-statutory option to purchase 200,000 shares of our common stock upon their appointment to the Board. The option vests as follows: 50% of the option vests upon appointment to the Board, and so long as the director continues to serve on the Board, 1/24th of the option vests each month thereafter.

(4)
Independent directors who also received a non-statutory option to purchase 150,000 shares of our common stock upon their appointment to the Board.  The option vests as follows:  25% of the option vests upon appointment to the Board, and so long as the director continues to serve on the Board, 1/24th of the option vests each month thereafter

(5)	Paid in 300,142 of S-8 common stock at a share price of $0.80.

(6)	Of which $2,500 was paid in fiscal year 2007, and/or which $5,000 remains due and outstanding.

(7)	Of which $14,177 was paid in fiscal year 2007, and of which $10,000 remains due and outstanding.

(8)	Of which $6,830 was paid in fiscal year 2007, and of which $10,000 remains due and outstanding.

(9)	Of which $2,500 was paid in fiscal year 2007, and of which $15,978 remains due and outstanding.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of December 31, 2007 by: (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each member of our Board; (iii) the named executive officers; and (iv) all of our current executive officers and directors as a group.

The number of shares and the percentage of shares beneficially owned by each such person or entity, as set forth below, include shares of common stock that such person or group has the right to acquire on or within sixty days after December 31, 2007 pursuant to the exercise of warrants or the conversion of convertible securities.

	Shares Beneficially Owned (1)
Name	Common Stock	Percentage

Philip S. Pesin (2)	6,814,634	11.3%
Frank Greico (3)	400,000	*	%
Elliot M. Maza (4)	65,625	*	%
Leonhard Dreimann (5)	62,625	*	%
Trevor Pokorney (6)	125,000	*	%

All Executive Officers and Directors as a Group (5 persons)	7,483,384	12.4%

*	Less than 1%

(1)
Applicable percentage of ownership is based upon 60,229,064 shares of our common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding for computing the shares and percentage ownership of the person or entity holding such warrants or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2)
Consists of: (i) 500,237 shares held of record by an individual retirement account of which Mr. Pesin’s spouse is beneficial owner; (ii) 500,237 shares held of record by an individual retirement account of which Mr. Pesin is beneficial owner; (iii) 500,000 shares held of record by the Christine Pesin Auriga Annuity Trust, of which Mr. Pesin is trustee; (iv) 500,000 shares held of record by the Philip Pesin Auriga Annuity Trust; (v) 1,623,844 shares held of record by the Pesin Trust, of which Mr. Pesin is a trustee; (vi) 50,000 shares that are held of record by Campbell Olivia Pesin under Uniform Trust for Minors Act, of which Mr. Pesin is the custodian; and (vii) 3,140,316 shares that are held of record by the Pesin Trust, of which Mr. Pesin is a trustee., please refer to the sections entitled “Risk Factors—Risks Related to Our Business” and “Transactions With Related Persons—SFP Note.”  Mr. Pesin resigned as Chairman of the Board and Chief Executive Officer effective January 15, 2008.

(3)	Applicable percentage of ownership is based upon 60,229,064 shares of our common stock outstanding as of December 31, 2007.

(4)	Includes options to purchase 150,000 shares at $1.37 per share, of which 65,625 have vested as of December 31, 2007. The options expire on May 8, 2017.

(5)	Includes options to purchase 150,000 shares at $1.10 per share, of which 65,625 have vested as of December 31, 2007. The options expire on June 22, 2017.

(6)	Includes an option to purchase 200,000 shares at $0.72 per share, of which 125,000 have vested as of December 31, 2007. The options expire on February 1, 2017.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

AFC Note

On September 28, 2006, we issued to AFC the AFC Note. The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note are due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note requires us to make quarterly payments to AFC commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note is secured by a first-priority security interest in all of our assets, and is senior in right of payment to any and all of our other indebtedness, except that the AFC Note contains rights and obligations that are pro rata to the LFC Note. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we will issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of November 30, 2006, we have issued warrants to AFC to acquire up to 812,500 shares of common stock. As of December 31, 2006, the outstanding balance under the AFC Note was $968,750, which was offset by a loan discount in the amount of $348,348. SFP is the managing member of AFC. Our Chief Executive Officer contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.

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

On April 3, 2007, the Company paid to LFC $750,000 towards the then-outstanding balance of the LFC Note.  The remaining balance of $750,000 was paid on May 15, 2007.

SFP Note

On August 4, 2006, we issued to Sorrento Financial Partners (“SFP”) a senior secured convertible note in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note is payable monthly in arrears. The Company’s former Chief Executive Officer, Philip Pesin, is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000: (i) $400,000 represents funds advanced by SFP to us; and (ii) $232,000 represents an accrued bonus that was owed by us to Mr. Pesin. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time, into shares of our common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing: (i) the outstanding principal amount of the SFP Note to be converted; by (ii) the conversion price of $1.388.

At December 31, 2006, the balance of the note was $632,000.

On February 15, 2007, $132,000 of principal was paid to SFP.  April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock.  The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share.  As a result, SFP was issued 360,230 shares of common stock.  For more information on this matter, please refer to the sections entitled “Risk Factors—Risks Related to Our Business” and “Transactions with Related Persons—SFP Note.”

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

Cornerstone License Agreement

We obtained our rights to the Extendryl® product line through an exclusive license with Cornerstone on May 24, 2005, which was amended on September 6, 2006. This license gives us the exclusive worldwide right to market and sell the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. At the time of the execution of the license agreement, Messrs. Craig Collard and Philip S. Pesin sat on the board of directors of both Cornerstone and Old Auriga. Although Mr. Pesin resigned from Cornerstone’s board of directors in January 2006, he remains a significant stockholder of Cornerstone. Mr. Collard is one of our significant stockholders. For the nine months ended December 31, 2006, we paid to Cornerstone a royalty of $300,768 based upon our net sales of the Extendryl® product line.

Keating Services Agreement

On May 17, 2006, Multi-Link entered into a financial advisory services agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was paid $340,000 by Multi-Link for its advisory services rendered to Multi-Link in connection with its merger with Old Auriga. The principal of Keating Securities is Kevin Keating, our former President.  At December 31, 2007 this agreement was no longer in place.

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

Item 13.	Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and between Multi-Link Telecommunications, Inc., Multi-Link Acquisition, Inc. and Auriga Laboratories, Inc. dated May 4, 2006. (1)
2.2	Certificate of Merger of Multi-Link Acquisition, Inc. Into Auriga Laboratories, Inc. dated May 17, 2006. (2)
2.3	Agreement and Plan of Merger, dated as of May 19, 2006, by and between Auriga Laboratories, Inc., Multi-Link Telecommunications, Inc. and Multi-Link Merger Co. (3)
3.1	Certificate of Incorporation of the Registrant. (3)
3.2	Bylaws of the Registrant. (3)
3.3	Amendment No. 1 to the Bylaws of the Registrant. (4)
4.1	Auriga Laboratories, Inc. 2006 Equity Incentive Plan. (5)
4.2	Auriga Laboratories, Inc. 2006 Stock Option Plan. (5)
10.1	Employment Agreement, dated July 11, 2006, by and between the Registrant and Andrew Shales. (6)
10.2	Indemnification Agreement, dated July 11, 2006, by and between the Registrant and Andrew Shales. (6)
10.3	Indemnification Agreement, by and between the Registrant and Brian P. Alleman. (7)
10.4	Common Stock Warrant, by and between the Registrant and Brian P. Alleman. (7)
10.5	Letter Agreement, dated July 26, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (8)
10.6	Senior Secured Convertible Note, dated as of August 4, 2006, issued by the Registrant in favor of Sorrento Financial Partners, LLC. (9)
10.7	License Agreement, dated as of August 19, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (10)
10.8	Amended and Restated License Agreement, dated as of August 19, 2006, by and between the Registrant and Athlon Pharmaceuticals, Inc. (11)
10.9	Senior Secured Promissory Note, dated as of August 29, 2006, issued by the Registrant in favor of Levall Finance Corp. LLC. (12)
10.10	License Agreement, dated as of September 13, 2006, by and between the Registrant and Laboratoires Carilène S.A.S. (12)
10.11	Amended and Restated License Agreement, dated as of September 6, 2006, by and between the Registrant and Cornerstone BioPharma, Ltd. (13)
10.12	The Registrant’s Form of Common Stock Purchase Warrant. (14)
10.13	Senior Secured Promissory Note, dated as of September 28, 2006, issued by the Registrant in favor of Aquoral Finance Corp. LLC. (15)
10.14	Letter Agreement, dated as of September 28, 2006, by and between the Registrant and Levall Finance Corp. LLC amending that certain Senior Secured Promissory Note dated as of August 29, 2006. (16)
10.15	Offer Letter to Steve Glover, dated as of September 25, 2006 (accepted by Mr. Glover on October 9, 2006). (17)
10.16	Indemnification Agreement, by and between the Registrant and Steve Glover. (17)
10.17	Common Stock Warrant granted by the Registrant to Steve Glover on September 22, 2006. (17)
10.18	Agreement for Authorized Generic and Acquisition of Dermatology Products, dated as of October 18, 2006, by and between the Registrant and River’s Edge Pharmaceuticals LLC. (18)
10.19	Letter of Termination to Balchem Corporation, dated as of October 18, 2006. (18)
10.20	Employment Agreement, dated as of November 8, 2006, by and between the Registrant and Charles R. Bearchell. (19)
10.21	Notice of Stock Option Grant issued by the Registrant to Charles R. Bearchell on November 8, 2006. (19)
10.22	Indemnification Agreement, dated as of November 8, 2006, by and between the Registrant and Charles R. Bearchell. (19)
10.23	Royalty Agreement, dated as of November 14, 2006, by and between the Registrant and Collard Family Limited Partnership. (20)
10.24	License Agreement, dated as of December 1, 2006, by and between the Registrant and George Andrew Eby III. (21)
10.25	Consulting Agreement, dated as of December 1, 2006, by and between the Registrant and George Andrew Eby III. (21)
10.26	Letter Agreement, dated as of December 8, 2006, by and between the Registrant and Levall Finance Corp. LLC amending that certain Senior Secured Promissory Note dated as of August 29, 2006. (22)
10.27
Letter Agreement, dated as of January 25, 2007, by and between the Registrant and Sorrento Financial Partners, LLC, amending that certain Senior Secured Convertible Note dated as of August 4, 2006. (23)

10.28	Offer Letter to Trevor Pokorney, dated as of February 1, 2007 (accepted by Mr. Pokorney on February 1, 2007). (24)
10.29	Indemnification Agreement, by and between the Registrant and Trevor Pokorney. (24)
10.30	Nonstatutory Stock Option granted by the Registrant to Trevor Pokorney on February 1, 2007. (24)
10.31	Settlement Agreement, dated as of February 23, 2007, by and between the Registrant and Athlon Pharmaceuticals, Inc. (25)
10.32	Outlook Pharmaceuticals License Agreement
10.33	Middlebrook Pharmaceuticals, Inc. Co-Promotion Agreement
14.1	Code of Business Conduct and Ethics of the Registrant. (26)
16.1	Letter from Michael Johnson & Co., LLC, dated as of July 20, 2005, regarding change in certifying accountant. (27)
16.2	Letter from Jaspers & Hall, PC, dated as of May 18, 2006, regarding change in certifying account. (2)
21.1	Subsidiaries. (28)
24.1	Power of Attorney (included on signature page hereof). (28)
31	Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant To 18 U.S.C. Section 1350

#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2006.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(3)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on June 6, 2006.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 25, 2006.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2006.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2006.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2006.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2006.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2006.

(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 13, 2006.

(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2006.

(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2006.

(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated September 29, 2006 and filed with the Securities and Exchange Commission on October 2, 2006.

(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 8, 2006.

(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated October 9, 2006 and filed with the Securities and Exchange Commission on October 19, 2006.

(18)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated October 18, 2006 and filed with the Securities and Exchange Commission on October 23, 2006.

(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated November 8, 2006 and filed with the Securities and Exchange Commission on November 13, 2006.

(20)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated November 14, 2006 and filed with the Securities and Exchange Commission on November 16, 2006.

(21)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2006 and filed with the Securities and Exchange Commission on December 6, 2006.

(22)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2006 and filed with the Securities and Exchange Commission on December 12, 2006.

(23)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated January 25, 2007 and filed with the Securities and Exchange Commission on January 31, 2007.

(24)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2007.

(25)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated February 23, 2007 and filed with the Securities and Exchange Commission on February 26, 2007.

(26)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2007.

(27)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2005.

(28)	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-139880), filed with the Securities and Exchange Commission on January 9, 2007.

Item 14.	Principal Accountant Fees and Services.

Effective as of January 21, 2008, our Board approved the dismissal of Williams & Webster, P.S., as our independent registered public accounting firm.  Our Board approved the appointment of PMB Helin Donovan as our independent registered public accounting firm.

The following table sets forth fees for professional services rendered by PMB Helin Donovan for the audit of Auriga Laboratories, Inc.’s financial statements as of and for the twelve month fiscal period ended December 31, 2007, and of  Williams & Webster, P.S., professional services fees as of and for the nine month period ended December 31, 2006.

	Twelve Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
Audit fees[1]	$85,000	$69,000
Tax fees[3]	12,000	8,000
Total	$97,000	$77,000

1
Represents fees for professional services provided in connection with the audit of Auriga Laboratories, Inc. financial statements for the fiscal periods presented and the review of Auriga Laboratories, Inc.’s quarterly financial statements during those periods.

3	Represents fees for professional services and advice provided in connection with Auriga Laboratories, Inc.’s federal and state tax returns.

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

      During the twelve month period ended December 31, 2007 and the nine month transition period ended December 31, 2006, our Audit Committee approved 100% of the total fees that were paid to PMB Helin Donovan, LLP and Williams & Webster, P.S.. Our Audit Committee has determined that the rendering of all other non-audit services by PMB Helin Donovan, LLP or Williams & Webster, P.S. is compatible with maintaining PMB Helin Donovan, LLP and Williams & Webster, P.S.’s independence. During the twelve month period ended December 31, 2007 and the nine month transition period December 31, 2006, none of the total hours expended on our financial audit by or PMB Helin Donovan, LLP or Williams & Webster, P.S. were provided by persons other than PMB Helin Donovan, LLP and Williams & Webster, P.S.’s full-time permanent employees.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIGA LABORATORIES, INC.

By:	/s/ Frank R. Greico
Name:	Frank R. Greico
Title:	Chief Executive Officer, Principal Accounting and Financial Officer, and Director
Date:	April 15, 2008

In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Frank R. Greico Frank R. Greico	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	April 15, 2008

/s/ Leonhard Dreimann Leonhard Dreimann	Director	April 15, 2008

/s/ Elliot M. Maza Elliot M. Maza	Chairman of the Board	April 15, 2008

/s/ Trevor K. Pokorney Trevor K. Pokorney	Director	April 15, 2008

Exhibit 21

Subsidiaries of Auriga Laboratories, Inc.

1.	Auriga Pharmaceuticals, Inc. (Delaware)

2.	Auriga Operations, LLC (Delaware)

3.	Auriga Development, LLC (Delaware)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Auriga Laboratories, Inc.

Camarillo, CA

We have audited the accompanying balance sheet of Auriga Laboratories, Inc. as of December 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. Auriga Laboratories, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auriga Laboratories, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has incurred significant recurring operating losses and had a negative working capital at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP PMB Helin Donovan, LLP
San Francisco, CA April 9, 2008

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$224,359	$259,580
Accounts receivable, net of allowance for doubtful accounts of $27,171 and $20,187, respectively	1,331,359	969,962
Inventory, net of reserves of $699,078 and $145,099, respectively	1,623,662	678,368
Prepaid expenses	305,823	504,427
Total current assets	3,485,203	2,412,337

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $32,524 and $133,690, respectively	60,364	326,792

OTHER ASSETS
Intangibles, net of accumulated amortization of $663,289 and $134,588, respectively	1,276,711	7,676,161
Restricted cash	-	75,560
Deposits	54,490	16,775
Goodwill	92,315	92,315
Total other assets	1,423,516	7,860,811

TOTAL ASSETS	$4,969,083	$10,599,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,601,040	$1,742,441
Accrued expenses	888,166	597,757
Sales return reserve	4,030,840	665,961
Bank notes payable	--	62,272
Royalties payable	583,915	326,308
Product licenses payable	1,300,000	800,000
Related-party convertible note	--	632,000
Accrued restructuring charges	723,185	--
Other liabilities	18,073	--
Senior secured related party promissory notes, net of loan discounts of $0 and $1,006,396, respectively	--	1,462,354
Total current liabilities	12,145,218	6,289,093

LONG-TERM LIABILITIES
Product licenses payable	--	750,000
Total long-term liabilities	--	750,000

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 60,229,064 and 41,139,390 shares issued and outstanding, respectively	60,229	41,139
Additional paid-in capital	29,300,652	18,382,385
Accumulated deficit	(36,537,016)	(14,862,677)

Total stockholders’ equity	(7,176,135)	3,560,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,969,083	$10,599,940

The accompanying notes are an integral part of these financial statements

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED DECMEBER 31, 2007	NINE MONTHS ENDED DECMEBER 31, 2006

NET REVENUES	12,501,971	3,173,604

COST OF GOODS SOLD
Materials and supplies	3,567,575	548,867
Royalties	1,578,445	716,210
Distribution	744,076	251,266
Total cost of goods sold	5,890,096	1,516,343

GROSS PROFIT	6,611,875	1,657,261

OPERATING EXPENSES
Sales, marketing and trade expenses	7,019,221	3,273,449
General and administrative expenses	9,807,981	7,929,707
Research and development expenses..................................................................................................	2,020,687	1,006,219
Total operating expenses………………………………………...	18,847,889	12,209,375

OPERATING LOSS	(12,236,014)	(10,552,114)

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES	(7,163,542)	--

OTHER EXPENSES
Interest expense	(1,144,605)	(1,064,796)
Other expenses	(1,130,178)	(95,714)
Total other expenses	(2,274,783)	(1,160,510)

LOSS BEFORE TAXES	(21,674,339)	(11,712,624)

INCOME TAXES	—	—

NET LOSS	$(21,674,339)	$(11,712,624)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.48)	$ (0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,352,916	36,713,704

The accompanying notes are an integral part of these financial statements

 AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Amount	Total

Balance April 1, 2006	30,044,071	$30,045	$1,256,476	$(21,500)	$(3,150,053)	$(1,885,032)

Stock issued for cash at $1.00 per common share, net of offering costs of $289,550	4,247,636	4,247	3,733,456	—	—	3,737,703

Proceeds from issuance of stock subscriptions	—	—	—	21,500	—	21,500

Stock issued in connection with the Merger ,net of costs of $685,897	2,511,938	2,511	(688,409)	—	—	(685,898)

Stock issued in connection with exercise of stock options	15,007	15	6,360	—	—	6,375

Stock issued under 2006 Equity Incentive Plan	1,620,738	1,621	2,622,563	—	—	2,624,184

Stock issued in connection with product licensing rights	2,700,000	2,700	4,637,300	—	—	4,640,000

Cancellation of related-party loan	—	—	2,024,838	—	—	2,024,837

Non-cash compensation costs associated with equity instruments	—	—	4,789,802	—	—	4,789,802

Net loss for the year ended	—	—	—	—	(11,712,624)	(11,712,624)

Balance, December 31, 2006	41,139,390	$41,139	$18,382,385	$ —	$(14,862,677)	$ 3,560,847

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2007 TO DECEMBER 31, 2007

	Common Stock				Accumulated Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Amount	Total

Balance January 1, 2007	41,139,390	$41, 139	$18,382,385		$(14,862,677)	$3,560,847

Non Cash compensation costs associated with warrants			2,395,310	—	—	2,395,310

Non Cash compensation costs associated with options	—	—	1,102,039		—	1,102,039

Stock issued in exchange for conversion of notes payable	360,230	360	499,640	—	—	500,000

Stock issued to non employees for services	702,175	702	524,672	—	—	525,374

Stock issued in connection with warrant exchange	2,451,218	2,452	144,622			147,074
Cancellation of stock issued for services	(413,980)	(414)	(368,636)			(369,050)

Stock issued for cash	4,629,936	4,630	4,331,105	—	—	4,335,735

Stock Issued to employees for Services	3,078,743	3,079	1,303,702	—	—	1,306,781

Stock issued in exchange for cancellation of short term payable	8,281,352	8,281	985,813	—	—	994,094

Net loss for the year ended	—	—	—	—	(21,674,339)	(21,674,339)

Balance, December 31, 2007	60,229,064	$60,229	$29,300,652	$ —	$(36,537,016)	$(7,176,135)

The accompanying notes are an integral part of these financial statements

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED DECEMBER 31, 2007	NINE MONTHS ENDED DECEMBER 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,674,339)	$(11,712,624)
Adjustments to reconcile net loss to net cash flows provided(used) by operating activities:
Depreciation and amortization	688,873	226,589
Bad debt expense	394,959	20,364
Inventory reserve	553,979	--
Sales returns and allowances	3,364,879	624,619
Restructuring and asset impairment	6,266,917	--
Non-cash expenses for equity instruments issued for compensation and services	4,960,454	5,261,206
Amortization of notes payable discounts	1,006,394	998,531
Changes in assets and liabilities:
Restricted cash	75,560	(75,560)
Receivables	(20,780)	(215,604)
Inventory	(1,499,273)	16,024
Prepaid expenses	198,605	(282,450)
Deposits	14,064	5,949
Accounts payable	3,852,693	1,238,274
Accrued expenses	290,410	226,530
Royalties payable	257,607	(166,208)
Other current liabilities	18,073	--
Net cash used by operating activities	(1,250,925)	(3,834,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(105,230)	(107,668)
Payments for new product licenses	(300,000)	(1,500,000)
Payment of lease deposit	(51,779)	--
Net cash used by investing activities	(457,009)	(1,607,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock sales and exercise of stock options	4,335,735	3,165,452
Merger costs	--	(685,897)
Proceeds from Bank Line of Credit	800,000	—
Payment of Bank Line of Credit	(800,000)	—
Proceeds from stock subscriptions receivable	--	21,500
Proceeds from bank notes payable	--	386,039
Payments on bank notes payable	(62,272)	(558,580)
Proceeds from senior secured promissory notes	(2,468,750)	2,468,750
Proceeds from convertible secured note payable	--	400,000
Payment of related party convertible secured note	(132,000)	--
Net cash provided by financing activities	1,672,713	5,197,264

Net increase(decrease) in cash	(35,221)	(244,764)

Cash, beginning of period	259,580	504,344

Cash, end of period	$ 224,359	$259,580

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$ 48,632	$ 78,857

NON-CASH INVESTING AND FINANCING

Assets acquired with stock:
Inventory	$ --	$228,141
Prepaid expenses	$ --	51,110
Intangibles	$ --	4,760,749
Stock issued in exchange for related party note payable	$ --	$ 2,013,055
Stock issued in connection with warrant exchange	$ 147,074	$ --
Stock issued in exchange for cancellation of short term pay	$ 994,094	$ --—
Stock issued in exchange for conversion of related-party notes payable	$ 500,000	$ --
Cancellation of related-party loan	$ --	$2,024,837
Warrants issued in connection with senior secured promissory notes	$ --	$1,943,859
Accrued bonus paid with related-party convertible note	$ --	$ 232,000

The accompanying notes are an integral part of these financial statements

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	Company Overview and Basis of Presentation.

Auriga Laboratories, Inc., a Delaware corporation (the “Company”), is a specialty pharmaceutical company engaged in the development, licensing and commercialization of pharmaceutical products.  Auriga is building an extensive product portfolio of prescription brands targeting high growth therapeutic categories in the respiratory, dermatology and psychiatry markets.   The Company’s  high-growth business model combines driving revenues through acquisition of proven FDA approved brand name products, introduction of new brands and a strategic business development pipeline all of which are designed to enhance our growing direct relationships with physicians nationwide, and a primarily variable cost commission-based sales structure. Our current product portfolio includes 25 marketed products and 5 products in development covering various therapeutic categories.

The Company’s product portfolio consists of our Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, Levall®, Zytopic and Coraz® product lines.   The Company’s Aquoral product line is an FDA-cleared, prescription-only treatment for xerostomia, or the condition of dry mouth. The Company’s Zinx™ products are indicated for relief of symptoms associated with the common cold and allergies.  The Company’s Extendryl® and Levall® families of prescription products are indicated for relief of symptoms associated with a range of acute respiratory diseases.  The Company’s Zytopic product line is indicated for the relief of atopic dermatitis.  The Company’s Coraz product line is a convenient two step kit for the treatment of seborrheic dermatitis.  Additionally, the Company competes in the $5 billion dermatology marketplace with the introduction of seven newly-branded prescription dermatology products in 2007.  Akurza™ and Xyralid™ are the trade names for five of these newly-branded prescription dermatology products which the Company introduced in 2007.  Aquoral™, which was launched in February 2007, is an FDA-cleared, prescription-only treatment for xerostomia, or dry mouth.

The Company’s business strategy has two prongs: (1) acquire rights to valuable brand portfolios from mid-size pharmaceutical companies, then capitalize on untapped marketplace opportunities through brand extension and directed sales/marketing programs; and (2) introduce new brands and capture market share. The Company’s drug development pipeline leverages novel material science and advanced drug delivery technologies to produce improved formulations of successful brands to further expand markets, sales and clinical indications for proven, successful products. Moving forward, the Company plans to acquire and/or in-license additional products and technologies to further grow revenues.

These consolidated financial statements have been prepared from the records of the Company. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at December 31, 2007 and the results of operations, stockholders’ deficit and cash flows for the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, have been made.

On December 28, 2006, the Company’s Board of Directors (“Board”) adopted a resolution amending its bylaws to change change the  Company’s fiscal year end from March 31 to December 31,  effective December 31, 2006. As a result, these footnotes to the consolidated financial statements include information for the twelve months ended December 31, 2007 as well as the transitional nine month period April 1, 2006 to December 31, 2006.

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

Pursuant to the terms of the Merger, Multi-Link acquired all of the outstanding shares of Common Stock of Auriga (“Auriga Common Stock”) in exchange for shares of Series A Convertible Preferred Stock, par value $0.01 per share of Multi-Link (“Preferred Stock”). At the closing of the Merger (the “Closing”), each outstanding share of Auriga Common Stock held by the stockholders of Auriga (the “Auriga Stockholders”) was converted into the right to receive approximately 0.06 shares of Preferred Stock, or a total of 1,000,042 shares of Preferred Stock: and
•
each outstanding option and warrant to purchase shares of Auriga Common Stock was assumed by Multi-Link and converted into an option or warrant to purchase approximately 30.01 shares of Multi-Link Common Stock (“Common Stock”)  (with the exercise price being adjusted accordingly).

Pursuant to the terms of the Preferred Stock subscription agreement(s), each share of Preferred Stock was convertible into approximately 494.96 shares of Common Stock. Accordingly, immediately following the closing, the Auriga Stockholders owned 1,000,042 shares of Preferred Stock (convertible into a total of 494,977,491 shares of Common Stock). The 37,215,913 shares of Common Stock outstanding prior to the Merger remained outstanding following the Merger. As of the closing, and assuming the conversion in full of the Preferred Stock, the Auriga Stockholders owned approximately 93% of the total outstanding shares of Common Stock (or 95%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger), and the remaining stockholders of Multi-Link owned approximately 7% of the total outstanding shares of Common Stock (or 5%, assuming exercise in full of the outstanding Auriga options and warrants that were assumed by Multi-Link in connection with the Merger).

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

The foregoing transactions are more fully described in the Merger 8-K filed on May 18, 2006.

3. Going Concern.

Since Inception, the Company has incurred significant operating and net losses and has been unable to meet its cash flow needs with internally generated funds. The Company’s cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, the Company had cash and cash equivalents on hand of $224,359, a negative working capital position of $8,660,015. The present financial position of the Company raises substantial doubt about its ability to continue as a going concern.

The Company’s primary business strategy is to continue to focus on its existing Extendryl® and Levall® line of products, and promote and sell the new product lines, Aquoral™ and Zinx™.  Additionally, in 2008, the Company will introduce Liquadd™ for the treatment of ADHD, Codiflex for mild to moderate pain relief, and Breze™ dermatology product line.  The Company expects to continue to acquire proven brand name products.  The Company will also pursue raising additional equity or debt financing to adequately fund its strategies and to satisfy its ongoing working capital requirements if the Company continues to fall short of its cash flow needs through internally generated funds. If the Company is unable to obtain such financing in a timely manner or on acceptable terms, it could be forced to curtail or cease operations. Even if it is able to pursue these strategies, there can be no assurances that the Company will ever attain profitability.

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

Basis of Accounting
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In December 2006, the Company changed its year-end to December 31.

Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.  Significant estimates include sales returns and allowances, accounts receivable reserves, asset impairment charges, impairment of intangible assets and estimates of fair value for non cash stock and option transactions.

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based upon the aging of accounts receivable and current credit conditions.  The Company’s policy is not to accrue interest on trade receivables. The Company recorded bad debt expense of $394,959 for the twelve months ended December 31, 2007, and $20,364 for the nine months ended December 31, 2006.

Inventory
The Company maintains an inventory of pharmaceutical products. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and review for excess and obsolete inventory based primarily on its estimated forecast of product demand, product dating, and available shelf life.  A reserve is established for slow moving or obsolete inventory.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years.

Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has long-term assets consisting of $54,490 relating to rent deposits.

Goodwill and Other Intangible Assets
Under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently, if facts and circumstances indicate such assets may be impaired. The only intangible asset the Company classifies as having an indefinite life is goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company has performed its annual test and has determined no impairment adjustment is required although impairment adjustments were recorded for intangible assets that did not have indefinite lives.   See Note 8 for further information..

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. The Company has a policy of providing for earned but unused vacation and a provision has been recorded in the accompanying balance sheets as of December 31, 2007 and 2006 in the amount of $265,299 and $58,973.

Revenue Recognition
The Company reports revenue net of reserves.  We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the products is transferred to the customer (which occurs on product delivery) and when collectibility is reasonably assured.  Revenue from sales of the Company’s products is recorded, net of allowances. According to the terms of the Company’s sales contracts, a customer may return products when the product lot is within six months from expiration date up to twelve months thereafter. Allowances are calculated based upon current inventory levels at the measurement date less management’s estimate of future sales prior to six months from lot expiration date calculated on a FIFO basis.  Estimated returns relating to FDA actions are recorded based upon estimated customer inventory levels at the date the products are no longer able to be sold.

The Company records a sales return allowance for product returns and contractual rebates as product is sold. As of December 31, 2007 and 2006, the allowance was $8.8 million and $1.0 million with an accrual for future returns at year end of $4.0 million and $0.7 million, respectively.

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, freight, royalties and other direct costs associated with distribution.

Research and Development
Research and development expenses are charged to operations as incurred. The Company’s research and development expenses for the twelve months ended December 31, 2007 and nine months ending December 31, 2006  were $2,020,687 and $1,006,219, respectively.

Sales and Marketing
Advertising and marketing costs are charged to operations in the period incurred. The Company’s advertising and marketing expenses for the twelve months ended December 31, 2007 and nine months ended December 31, 2006 were $7,019,221 and $3,273,449, respectively.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance has been recorded against deferred tax assets as management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such assets.

Basic and Diluted Earnings Per Share
The Company has adopted SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of all instruments convertible to common stock, including exercisable stock options and warrants. Diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2007 and nine months ended December 31, 2006 as inclusion of the common stock equivalents would be anti-dilutive. The weighted average number of common shares outstanding for the year ended December 31, 2007 and nine months ended December 31, 2006 was 45,352,916 and 36,713,704, respectively.  As of December 31, 2007 and 2006, the Company had 17,263,078 and 20,991,881 common stock equivalents outstanding, respectively.

Comprehensive Income
The company utilizes SFAS No. 130, “Reporting on Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2007 and 2006, the Company had no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 141R and has not yet determined how the adoption of SFAS 141R will impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 160 and has not yet determined how the adoption of SFAS 160 will impact its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements, (“SFAS 157”). Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company adopted  SFAS No. 159 and has determined there is not immediate material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company adopted FIN 48 in the first quarter of fiscal year 2007. The Company’s management evaluated the requirements of FIN 48 and determined there was no impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s management does not believe the adoption of EITF 06-3 had a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 during fiscal year 2007. The Company’s management does not believe the adoption of SAB No. 108 had a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

5. Accounts Receivable.

Accounts receivable as of December 31, 2007 and December 31, 2006 was as follows:

	December 31, 2007	December 31, 2006
Accounts receivable	$1,358,530	$ 990,149
Less: allowance for doubtful accounts	$(27,171)	$ (20,187)
Accounts receivable, net	$1,331,359	$ 969,962

Bad debt expense was $394,959 and $20,364, respectively, for the twelve months ended December 31, 2007 and nine months ended December 31, 2006.  As a result of a transfer of service providers during 2007, a specific review of open accounts receivable was performed resulting in the write off to bad debt expense for deductions taken by customers that could not be supported as collectible for reimbursement to the Company.  At December 31, 2007, the Company analyzed each customer for credit worthiness and determined that a reserve of 2% of all outstanding accounts receivable at December 31, 2007 was appropriate.

6. Inventory.

Inventory as of December 31, 2007 and December 31, 2006 was as follows:

	December 31, 2007	December 31, 2006
Product inventory	$2,322,740	$823,467
Less: reserves	(699,078)	(145,099)
Inventory, net	$1,623,662	$678,368

7. Property and Equipment.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2007, and December 31, 2006, respectively:

	December 31, 2007	December 31, 2006
Computer equipment and software	$57,873	$247,686
Furniture and fixtures	10,000	101,506
Tooling	25,015	23,617
Leasehold improvements	---	87,673
	92,888	460,482
Less: Accumulated depreciation	(32,524)	(133,690)
Total	60,364	326,792

Depreciation expense for the twelve months ended December 31, 2007 and nine months ended December 31, 2006 was $160,172 and $92,001, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. These assets primarily include computer equipment, furniture, fixtures and leasehold improvements related to employees and facilities affected by the restructuring action taken.  The asset write down is included in restructuring and asset impairment charges in the consolidated statement of operations for the year ended December 31, 2007.  Current used equipment values were utilized to determine fair market value for the affected assets.  For the twelve months ended December 31, 2007, the Company wrote down approximately $276,000 of assets resulting from restructuring activities.  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

8. Intangible Assets.

On August 31, 2006, the Company entered into a license agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) in which it obtained an exclusive worldwide license for the Levall® product line. The total amount paid at closing for the license rights was $1.5 million in cash and delivery of 2.5 million shares of restricted Company common stock, which were paid at closing. Of the total amount paid which includes the value of the Company stock.    $5.6 million was allocated to the intangible asset and approximately $279,000 was allocated to inventory and samples received as part of the agreement. Also included in the intangible asset value of $5.6 million is  $200,000 in consulting expenses.   In addition, the Company pays royalty fees based on actual product sales. For further information, please refer to “Note 19 — Commitments and Contingencies.”

The intangible asset recorded in connection with the purchase of the Levall® license rights is being amortized over a period of fifteen years and reviewed annually and more often as needed for impairment. At December 31, 2007 the Company recorded an adjustment for impairment of $5,055,749 due to regulatory actions taken regarding the Levall products that has significantly reduced expected future revenues.

On September 6, 2006, the Company amended its license agreement with Cornerstone Biopharma, Ltd. (“Cornerstone”). The Company paid for this license amendment with 200,000 shares of Common Stock, which had a fair market value of $1.95 per share at the time of issuance. For further information, please refer to “Note 19 — Commitments and Contingencies.”

On September 13, 2006, the Company entered into an exclusive U.S. distribution agreement with Laboratories Carilène S.A.S., a French corporation (“Carilène”), for a certain delivery device that is marketed by the Company under the name Aquoral™. The cost of this distribution right is $1.5 million, paid over time periods beginning with the initial U.S. product launch. Initial costs of $200,000 were incurred in securing the rights to distribute this product. For further information, please refer to “Note 19 — Commitments and Contingencies.” The intangible asset recorded in connection with the purchase of these distribution rights is being amortized over a period of fifteen years, beginning with the product launch in January 2007, and will be reviewed annually and more often as needed for impairment.  At December 31, 2007 the Company recorded an adjustment for  impairment of $925,000 relating to the Aquoral agreement due to lower than expected revenues.

On December 1, 2006, the Company entered into a certain license agreement with George Andrew Eby III (“Eby”) for a worldwide,

sub-licensable right to make, use and sell Eby’s proprietary products, technology and patents relating to the treatment of the common cold with zinc (“Licensed Product”). The initial licensing fee cost of $50,000 was payable by delivery of common stock ninety (90) days following the first commercial launch of a Licensed Product developed or sold by the Company. This amount is included in Product license payable, within current liabilities in the accompanying consolidated balance sheet.  The Company pays a percentage of annual net sales of the Licensed Product, as well as all derivative product created by the Company based on such Licensed Product, in the amount of seven percent (7%) until such annual net sales equal $10,000,000, and ten percent (10%) of all annual net sales of the Licensed Product thereafter. Royalty fees are due within sixty (60) or ninety (90) days following each calendar quarter, commencing with the first quarter after the first commercial launch of any Licensed Product. The grant under the license agreement is exclusive to the Company, even as to Eby so long as that certain Consulting Agreement entered into between the Company and Eby remains in effect. For further information, please refer to “Note 19 — Commitments and Contingencies.”

The intangible asset recorded in connection with the purchase of this licensing right is being amortized over a period of approximately two years consistent with the remaining duration of the patent life, beginning with the product launch in March 2007, and will be reviewed annually and more often as needed for impairment. At December 31, 2007, no impairment of this asset occurred.

Intangible Assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives.  As of December 31, 2007 the intangible assets of the Company included $92,315 of goodwill.   For the twelve months ended December 31, 2007 and the nine months ended December 21, 2006, amortization expense related to the intangible assets of the Company were $528,701 and $134,588, respectively.  Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows:

	Gross Amount	Accumulated Amortization	Impairment	Net Amount	Expected Life
Licensing rights/product lines/patents	$6,143,249	$(503,968)	$ (5,055,749)	$ 583,532	2-15 years
Supply/distribution agreements	1,777,500	(159,321)	(925,000)	693,179	15 years
Goodwill	92,315	—	—	92,315	—
Total	$8,013,064	$(663,289)	$ (5,980,749)	$1,369,026	—

9. Notes Payable.

Bank Notes Payable

Bank Credit Facilities

Wells Fargo Bank
The Company had a $75,000 short-term financing facility with Wells Fargo Bank which was paid in full and closed in the first quarter of 2007.  As of December 31, 2006, the outstanding balance under this facility was $62,272 and the annual interest rate was 13%.

Comerica Bank
On May 23, 2007 the Company entered into a Loan and Security agreement with Comerica Bank.  The Loan Agreement provided for a working capital line of credit of up to $2.0 million, based upon 65% of eligible account receivable, secured by a first lien on substantially all of the assets of the Company.  During the second quarter of 2007, the Company borrowed $800,000 under this agreement.  The amount owing was paid in full and on September 27, 2007 by mutual agreement of the parties, the loan agreements were terminated.  All collateral being held under the Loan and Security Agreement and related security interest were subsequently released.

Related Party Senior Secured Convertible Note - SFP
On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note (“SFP Note”) in the principal amount of $632,000.  The SFP Note bears interest at the rate of 8% per annum and was due and payable in full on May 15, 2007. Accrued interest on the SFP Note was payable monthly in arrears. Mr. Pesin, the Company’s former Chief Executive Officer, is the beneficial owner of SFP. Of the SFP Note’s principal amount of $632,000: (i) $400,000 represents funds advanced by SFP to Auriga; and (ii) $232,000 represents an accrued bonus that was owed by Auriga to Mr. Pesin. At SFP’s option, the SFP Note is convertible, in whole or in part and at any time after August 4, 2006 and prior to the SFP Note’s full repayment, into shares of our common stock. The number of shares that are issuable upon a conversion of the SFP Note is equal to the amount determined by dividing: (i) the outstanding principal amount of the SFP Note to be converted; by (ii) the conversion price of $1.388.  On January 25, 2007, the Company and SFP executed a letter agreement amending the SFP Note.  The letter agreement serves to amend the interest rate, establish a new repayment schedule, amend the seniority of the SFP Note such tat it is now subordinate in right of payment to any and all other indebtedness incurred subsequent, to the issuance of the SFP Note, and amend the maturity date of the SFP Note by extending such date to October 15, 2007.  On February 15, 2007, $132,000 of principal was paid to SFP.  On April 12, 2007, SFP elected to convert the outstanding principal under the SFP Note into common stock.  The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share.  As a result, SFO was issued 360,230 share of common stock.

Related-Party Senior Secured Promissory Note - LFC
On August 29, 2006, the Company issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note ( “LFC Note”) in the principal amount of $1.5 million, the proceeds of which were used to complete the licensing agreement for the Levall® product line. The LFC Note was amended on September 28, 2006 and December 8, 2006. As amended, the LFC Note is due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million, or (ii) May 15, 2007. In lieu of interest payments, the Company issued a warrant exercisable for 1.5 million fully paid and non-assessable shares of Common Stock at an exercise price of $1.92. In connection with this warrant, the Company recorded $1,267,350 as a loan discount, which is being amortized over the life of the loan (please refer to “Note 15 — Common Stock Warrants”). As of December 31, 2007, the Company has expensed all of this loan discount. The warrant provides LFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of the warrant. The LFC Note required the Company to make quarterly payments to LFC, commencing with the quarter ending December 31, 2006, equal to 6.0% of gross sales by the Company (less customary deductions) of the Levall® product line during the preceding quarter. This payment obligation continues in perpetuity.  Sorrento Financial Partners, LLC is the managing member of LFC.  The Company’s former Chief Executive Officer, Philip Pesin, is the beneficial owner of SFP and contributed $125,000 to LFC in exchange for his ownership interest in LFC.  The remaining contributions to LFC were made by individuals who are not affiliates of the Company.

As of December 31, 2006, the outstanding balance under the LFC Note was $1.5 million which was offset by the loan discount in the amount of $658,048, resulting in a net balance of $841,952. During the year ended December 31, 2007, the Company expensed the remaining $658,058 of this loan discount.  The warrant provides LFC with “piggyback” registration rights with respect of shares of common stock acquired upon exercise of the warrant.
On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.  The outstanding balance of the LFC Note was $0 and $1,500,000 as of December 31, 2007 and 2006, respectively.

Related-Party Senior Secured Promissory Note - AFC
On September 28, 2006, the Company issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provides for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note were used to satisfy the Company’s obligations under the distribution agreement with Carilène. All amounts advanced under the AFC Note were due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note requires the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of the Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of Common Stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of Common Stock acquired upon exercise of such warrant. During the nine months ended December 31, 2006, the Company issued warrants to acquire up to 968,750 shares of Common Stock. In connection with these warrants, the Company recorded $676,509 as a loan discount to be amortized over the life of the loan. As of December 31, 2007, the Company had expensed all of this loan discount as interest expense.

SFP is the managing member of AFC. The Company’s former Chief Executive Officer, Philip Pesin, is the beneficial owner of SFP.  Mr. Pesin contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not affiliates of the Company. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.

On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.  The remaining unamortized discount of

$348,348 was charged to expense upon repayment.  The outstanding balance of the AFC Note was $0 and $968,750 as of December 31, 2007 and 2006, respectively.

The balance of senior secured related party promissory notes as of December 31, 2007 and 2006 are summarized in the table below:

	2007	2006
Levall Finance Corp.	-
Principal		$1,500,000
Discount	-	(658,048)
Balance	-	841,952

Aquoral Finance Corp.
Principal	-	968,750
Discount	-	(348,348)
Balance	-	620,402

Total senior secured related party promissory note, net of loan discounts	-	1,462,354

The balance of the related party convertible note as of December 31, 2007 and 2006 is summarized in the table below:

	2007	2006
Sorrento Financial Partners	-	-
Principal	-	632,000

10. Royalties Payable.

Carilène Agreement
As part of the distribution agreement entered into with Carilène, the Company agreed to pay to Carilène royalty payments of $1,550,000. These payments are listed on the Company’s balance sheet as product licenses payable, current, in the amount of $1,300,000. The Company paid $250,000 of these royalties in April 2007.  The terms of the agreement call for these payments to be made as follows:

•	$250,000 upon the commercial launch of the product in the U.S.;

•	$500,000 on or before the 90th day after the commercial launch;

•	$750,000 upon the earlier of twelve months after the commercial launch of the product or at the time the Company achieves $5,000,000 in net sales of the Aquoral™ product line; and

•     5% of net sales of the Aquoral product line.

In order to maintain exclusive rights to the Aquoral™ product line, the Company must purchase specified minimum amounts of the product. The agreement also provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.  The Company is currently in dispute with Carilène.  (Please refer to section entitled “Legal Proceedings” for more information regarding this matter.  )

Eby Agreement
As part of the license agreement entered into with Eby (see Note 8), the Company agreed to pay Eby $50,000 payable ninety (90) days following the first commercial launch of a Licensed Product developed or sold by the Company.  This payment is listed on the Company’s balance sheet under Product licenses payable.  The Eby agreement was terminated by mutual agreement of the parties on March 20, 2008.

AFC Agreement
As part of the agreement entered into with AFC (see Note 9), the Company agreed to pay AFC royalty payments commencing with the quarter ending March 31, 2007 equal to 0.5% of the gross sales by the Company (less customary deductions) of the Aquoral product line.

LFC Agreement
As part of the agreement entered into with LFC (see Note 9), the Company agreed to pay LFC quarterly royalty payments equal to 6% of the gross sales by the Company (less customary deductions) of the Levall product line.

Cornerstone Agreement
As part of the license agreement entered into with Cornerstone (see Note 8), the company agreed to pay Cornerstone quarterly royalty payments equal to 8% of the gross sales by the Company (less customary deductions) of the Extendryl product line. The company also entered into an agreement with Craig Collard, CEO of Cornerstone to pay a 4% royalty on the Extendryl product line with a minimum quarterly royalty of $25,000 per quarter.

Fleming Agreement
As part of the agreement entered into with Fleming , the company agreed to pay Fleming quarterly royalty payments equal to 10% & 5% of the sales by the Company (less customary deductions) of the Extendryl product line legacy products and line extensions respectively.

Collard Agreement
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

Athlon Agreement
As part of the agreement entered into with Athlon (see Note 9), the company agreed to pay Athlon quarterly royalty payments equal to 6.2% of the gross sales by the Company (less customary deductions) of the Levall product line.  This amount has been reduced as a result of FDA actions that have had a negative effect on the Levall product line revenue.

The Company recognized royalty expense related to the aforementioned agreements and terms of $3,567,575 and $548,867 for the 12 months ended December 31, 2007 and the nine months ended December 31, 2006, respectively.

As of December 31, 2007 and 2006 royalties are payable as follows:

	December 31,	December 31,
	2007	2006
Carilene	126,644	-
Eby	10,874	-
AFC	427	-
LFC	66,658	40,252
Cornerstone	62,974	133,660
Fleming	259,851	111,359
Collard	56,487	41,037
Athlon	-	-
Total Royalties Payable	$ 583,915	$ 326,308

11. Income taxes.

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company has no taxable income and no provision for federal and state income taxes is required for the years ended December 31, 2007 and December 31, 2006

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2007 and December 31, 2006 is as follows:

	Year Ended December 31,
	2007	2006
U.S. federal taxes (benefit)
At statutory rate	34.00%	34.00%
State	5.84%	%
Permanent Differences	(.01)%	(.38)%
Stock-based compensation	10.84%	%
Valuation allowance	(50.67)%	(33.62)%
Total	0.00%	0.00%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net Operating Loss Carryforwards	$8,021,655	$3,710,800
Stock compensation and options	3,620,920
Impairments, reserves and other	4,125,691	111,200
Depreciation and amortization	149,738	(4,000)
State Tax deferred	(1, 117,116)

Deferred tax assets	14, 820,889	3,818,000
Less: valuation allowance	(14, 820,889	(3,818,000)

Net deferred tax assets	$-	$-

Net operating loss carryforwards of approximately $18,722,000 and $9,208,000 are available as of December 31, 2007 and December 31, 2006 respectively to be applied against future federal taxable income.  The net operating loss carryforwards expire in tax years 2020 through 2022 for federal purposes. State net operating loss carryforwards of approximately $18,735,000, $9,208,000 are available as of December 31, 2007 and December 31, 2006 respectively to be applied against future state taxable income.  The net operating losses carryforwards expire in tax years 2015 to 2017 for state purposes.

The deferred tax assets have been offset by a valuation allowance since Management does not believe the recoverability of these in future years is more likely than not to occur.  The valuation allowance increased by approximately $10,983,000 and $3,818,000 in the years ended December 31, 2007 and nine months ended December 31, 2006 respectively.

The Tax Reform Act of 1986 limits the use of net operating loss carryovers in certain situations where changes occur in the stock ownership of a company.  In the event that the Company has had such a change in ownership, utilization of the carryforwards could be restricted.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.  This interpretation establishes criteria for recognizing and measuring the financial statement effects of positions taken on a company’s tax returns.   A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position, and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The interpretation is effective for our fiscal year beginning January 1, 2007 and is applicable to all tax positions upon initial adoption.  Only the tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption.  Management determined that the adoption of FIN 48 does not have a material effect on our financial position.

The Company is in the process of completing and filing its prior year tax returns.

12. Capital Stock.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2007 and 2006, there were no shares of preferred stock issued or outstanding.

Common Stock
The Company is authorized to issue 250,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 2007 and 2006, there were 60,229,064 and 41,139,390 shares of Common Stock issued and outstanding, respectively.

The holders of shares of Common Stock are entitled to one vote for each share.

Private Placement
In April 2006, the Company completed a private placement of Common Stock to accredited investors and received $2,734,444 in gross proceeds, less costs associated with this private placement of $289,550, of which $250,000 was paid to Sorrento Financial Group, LLC, an entity owned by the Company’s CEO at the time, for its financial services in structuring this private placement. In connection with this private placement, the Company issued 2,957,636 shares of Common Stock.

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
On August 6, 2007, the Company entered into Stock Purchase Agreements, with four different, non-affiliated investors. Under the terms of the Agreement, in exchange for $1,250,000, the Company issued the investors a total of 1,000,000 shares of our common stock, and warrants to purchase an additional 200,000 shares of common stock at an exercise price of $1.25 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the investors were accredited.

On September 26, 2007, the Company entered into Stock Purchase Agreements, with eight different, non-affiliated, investors. Under the terms of the Agreement, in exchange for $1,062,611, the Company issued the investors a total of 2,004,925 shares of our common stock, and warrants to purchase an additional 400,985 shares of common stock at an exercise price of $0.53 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the investors were accredited.

Exercise of Stock Options
On February 26, 2007, a shareholder exercised the option to purchase 25,011 share of the Company’s common stock at an exercise price of $0.92 per share. This resulted in total cash proceeds to the Company of $23,124.

Reverse Merger Costs
In connection with the Merger on May 17, 2006, the Company incurred $685,897 in costs that were charged against additional paid-in capital.

13. Equity Incentive Plan.

2006 Equity Incentive Plan
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

For the year ended December 31, 2007, the Company did not issue any shares of common stock or record any costs in connection with this plan. As of December 31, 2007, the Company has 9,263 shares available for issuance under the 2006 Equity Incentive Plan.

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

For the twelve months ended December 31, 2007, the Company issued 1,870,099 shares of common stock and recorded $1,280,069 in costs in connection with these issuances. As of  December 31, 2007, the Company had no shares available for issuance under the 2007 Equity Incentive Plan.

14. Stock Options.

2005 Stock Option Plan
Pursuant to the terms of the Merger Agreement, the Company assumed each outstanding option under the 2005 Stock Option Plan to purchase shares of pre-Merger Auriga common stock, which options were exercisable for approximately 30.01 shares of common stock, with the exercise price being adjusted accordingly.

The weighted average fair value per share of options granted during the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, was calculated, according to the Black-Scholes pricing model, at $0.60 and $0.72, respectively. The value of options was calculated on the date of the grant using the following assumptions:

		Nine months
		ended
	Year ended	December 31,
	December 31, 2007	2006
Risk-free interest rate	3.97 to 5.20%	4.55 to 4.60%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	39%	39%

The Company has granted stock options to officers, employees and consultants as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Weighted
	Subject to	Exercise	Contractual	Average
	Issuance	Price	Life (in years)	Fair Value
Balance, March 31,2006	5,554,547	$—		$1.12
Options granted (adjusted for merger, post-split)	410,188	0.72		$1.21
Options cancelled	(2,117,983)	0.62		$0.61
Options exercised	(15,007)	0.42		$0.98

Balance, December 31, 2006	3,831,745	$0.60		$1.24

Options granted	0
Options cancelled	(375,160)	0.74		$1.34
Options exercised	(25,011)	0.93		$1.19

Balance, December 31, 2007	3,431,574	$0.61	8.2	$1.25

Options exercisable (vested) at December 31, 2007	1,544,875	$0.60	8.1

During the twelve months ended December 31, 2007, the Company did not issue any options under the 2005 Stock Option Plan. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. The options vest 12/48ths after one year of continuous service and 1/48th for each month thereafter until fully vested.

For the twelve months ended December 31, 2007 and nine months ended December 31, 2006, compensation expense associated with stock options that vested during the period was $350,442 and $279,759 respectively.  The future expense related to unvested options is $741,650.

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

In July 2006, the stockholders of the Company approved the 2006 Stock Option Plan, pursuant to which 7,000,000 shares of the Company’s common stock are available to be granted thereunder. Options granted under the 2006 Stock Option Plan may be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Option Plan. Nonstatutory stock options may be granted to employees and consultants. Incentive stock options may be granted only to employees. The Board may at any time offer to repurchase for a payment in cash or shares of common stock an option previously granted under the 2006 Stock Option Plan based on such terms and conditions as the Board shall establish and communicate to the optionee at the time that such offer is made. The 2006 Stock Option Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Option Plan provided that the term of each option granted there under shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the common stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

The weighted average fair value per share of options granted during the twelve months ended December 31, 2007 and the nine months ended December 31, 2006 was calculated, according to the Black-Scholes pricing model, at $1.54 and $1.09, respectively. The value of options was calculated on the date of the grant using the following assumptions:

The Company has granted stock options to officers, employees and consultants as follows:

	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Risk-free interest rate	4.70 to 5.04%	4.70 to 5.04%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	62 to 174%	62 to 91%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Balance, March 31, 2006	—	$—		--
Options granted	4 ,186,230	1.40		$1.06
Options cancelled	(457,500)	2.32		--
Options exercised	—	—		$1.26
Balance, December 31, 2006	3,728,730	1.29	9.4	$1.03
Options granted	4,800,000	1.54		$1.02
Options cancelled	(3,741,692)	1.34		--
Options exercised	—	—		$0.69
Balance, December 31, 2007	4,787,038	$1.50	9.1	$1.28
Options exercisable (vested) at December 31, 2007	321,054	$1.52	8.8

During the twelve months ended December 31, 2007, 4,800,000  stock options were granted under the 2006 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of December 31, 2007, there are 2,212,962 options available to be granted under this Plan.

For the twelve months ended December 31, 2007 and nine months ended December 31, 2006, compensation expense associated with stock options that vested during the period was $251,175 and $206,205, respectively.  The future expense related to unvested options in $3,672,090.

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

The fair value per share of vested options during the year ended December 31, 2007 was calculated, according to the Black-Scholes pricing model. The value of options was calculated on the date of the grant using the following assumptions:

	Twelve Months Ended December 31, 2007	Nine Months Ended December 31 2006
Risk-free interest rate	4.4 to 5.1%	4.4 to 5.2%
Expected dividend yield	--	--
Expected lives	10 years	10 years
Expected volatility	97 to 183%	110 to 185%

The Company has granted stock options to officers, employees and consultants as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Balance, December 31, 2006	--	$--		--
Options granted	8,307,000	1.24		$1.18
Options cancelled	(3,570,000)	1.41		--
Options exercised	--	--		$1.34
Balance, December 31, 2007	4,737,000	1.12	9.6	$1.05
Options exercisable (vested) at December 31, 2007	879,375	0.94	9.7

During the twelve months ended December 31, 2007, options in the amounts of 8,307,000 were granted under the 2007 Stock Option Plan to purchase shares of common stock. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of, December 31, 2007, there are 2,263,000 options available to be granted under this Plan.

For the twelve months ended December 31, 2007 and nine months ended December 31, 2006, compensation expense associated with stock option vesting during the period was $500,421 and $0, respectively.  The future expense related to unvested options is $2,655,210.

2008 Stock Option Plan
On November 16, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 10,000,000 shares to be registered under the Auriga Laboratories, Inc. 2008 Stock Option Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. This registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder.

The weighted average fair value per share of options granted during the year ended December 31, 2007 was calculated, according to the Black-Scholes pricing model, at $1.20. The value of options was calculated on the date of the grant using the following assumptions:

Twelve Months Ended
December 31, 2007
Risk-free interest rate	4.76 - 4.72%
Expected dividend yield	—
Expected lives	10 years
Expected volatility	130 to 260%

The Company has granted stock options to officers, employees and consultants as follows:

Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Weighted
	Subject to	Exercise	Contractual	Average
	Issuance	Price	Life (in years)	Fair Value
Balance, December 31, 2006	—	$—
Options granted	375,000	0.10		$0.08
Options cancelled				--
Options exercised	—	—		--

Balance, December 31, 2007	375,000	$0.10	9.9	$0.08

Options exercisable (vested) at December 31, 2007	-	$

During the twelve months ended December 31, 2007, stock options granted under the 2008 Stock Option Plan to purchase 375,000 shares of common stock were issued to participants. The options are exercisable any time at a price of $0.095 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of December 31, 2007, there are 9,625,000 options available to be granted under this Plan.
For the twelve months ended December 31, 2007, there was no compensation expense associated with stock options issued under this plan as no vesting has yet occurred.  The future expense related to unvested options is $22,388.

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

For the nine months ended December 31, 2006, compensation expense for services paid by issuance of  warrants to purchase Common Stock was determined to be $2,374,979 using the Black Scholes Option Pricing Model. Additionally, the Company recorded $1,943,859 in loan discount charges in connection with warrants granted to purchase 2,468,750 shares of Common Stock associated with the issuance by the Company of certain promissory notes (please refer to “Note 9 – Notes Payable”). The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.00% and 4.71%; (ii) expected lives of 10 years; (iii) expected volatility between 39% and 71%; and (iv) exercise prices from $0.42 to $2.55 per share.

During the twelve months ended December 31, 2007, the Company issued 600,985 and 920,985 warrants to acquire shares of common stock in connection with the private placements discussed in Note 12 – Capital Stock.  As of December 31, 2007, warrants to purchase up to 13,737,338 shares of Common Stock were outstanding, and warrants to purchase 13,407,708 shares of common stock were vested.

For the twelve months ended December 31, 2007, compensation expense for services paid by issuance of warrants to purchase Common Stock was determined to be $2,395,310 using the Black Scholes Option Pricing Model. The following assumptions were made to value the warrants: (i) risk-free interest rate between 4.4 to 5.1% and 4.4 to 5.2%; (ii) expected lives of 10 years; (iii) expected volatility of 110 to 141% and 110 to185%, and (iv) exercise prices from $0.85 to $2.55 per share.

16. Equity Financing.

Dutchess Agreement

On December 17, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the "Investor"). Pursuant to this Agreement, the Investor shall commit to purchase up to $2,500,000 of our common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either

(i) up to $250,000 or (ii) up to 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular put. During this time, we shall not be entitled to deliver another put notice. As of December 31, 2007 no amounts have been drawn under the agreement.

17.  Related-Party Transactions.

AFC Note
On September 28, 2006, we issued to Aquoral Finance Corp. (“AFC”), the AFC Note. SFP is the managing member of AFC and our former CEO, Mr. Pesin is the beneficial owner of SFP.  Mr. Pesin contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates. Affiliates of the Company may make additional contributions to AFC to fund a portion of future advances under the AFC Note.   See Note 9 for additional disclosure of Note Terms.

LFC Note
On August 29, 2006, we issued to Levall Finance Corp., LLC (“LFC”) the LFC Note in the principal amount of $1.5 million. Sorrento Financial Partners (“SFP”) is the managing member of LFC and our former CEO, Mr. Pesin is the beneficial owner of SFP. Mr. Pesin contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not affiliates of the Company.   See Note 9 for additional disclosure of Note Terms.

SFP Note
On August 4, 2006, we issued to Sorrento Financial Partners, LLC (“SFP”) a senior secured convertible note in the principal amount of $632,000. The SFP Note bears interest at the rate of 8% per annum and is due and payable in full on May 15, 2007. Accrued interest on the SFP Note was payable monthly in arrears. Our former CEO, Mr. Pesin is the beneficial owner of SFP. See Note 9 for additional disclosure of Note Terms.

SFG Services Agreement
In July 2005, we entered into an agreement for advisory services with the Sorrento Financial Group, LLC (“SFG”), an entity owned by Philip Pesin, our former CEO. During the year ended December 31, 2006, we paid $340,000 to SFG for advisory services. The agreement with SFG expired in accordance with its terms on April 30, 2006.

Cornerstone License Agreement
We obtained our rights to the Extendryl® product line through an exclusive license with Cornerstone on May 24, 2005, which was amended on September 6, 2006. This license gives us the exclusive worldwide right to market and sell the Extendryl® product line in consideration of a running royalty obligation based on net sales of the product line. At the time of the execution of the license agreement, Messrs. Craig Collard and Philip S. Pesin both officers and directors of the Company at the time, sat on the board of directors of both Cornerstone and Auriga (prior to the Merger). Although Mr. Pesin resigned from Cornerstone’s board of directors in January 2006, he remains a significant stockholder of Cornerstone.   See Note 9 and Note 10 for additional disclosure of license and royalty terms.

Keating Services Agreement
On May 17, 2006, Multi-Link entered into a financial advisory services agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was paid $340,000 by Multi-Link for its advisory services rendered to Multi-Link in connection with its merger with Auriga. The principal of Keating Securities is Kevin Keating, former President of Multi-Link.  At December 31, 2007 this agreement was no longer in place.

Director Repurchase
On December 15, 2005, we repurchased 1,500,000 shares of our common stock held by Craig Collard, a former director, and his affiliates. The purchase price was paid in the form of a $2,225,000 unsecured subordinated promissory note (the “Collard Note”). The remaining loan principal was payable in annual installments of $600,000, $750,000 and $750,000 due January 2, 2007, January 2, 2008 and January 2, 2009, respectively. As a result of this transaction, we recorded imputed loan interest in order to realize a 7.5% effective interest rate. The remaining loan discount was realized as interest expense based upon the outstanding principal. Interest accrues at a rate equal to 2% per annum on the unpaid principal amount of the note. Interest was payable in arrears in cash by us and included with each annual principal installment.

On November 14, 2006, we entered into that certain royalty agreement with Mr. Collard and his affiliates (the “Royalty Agreement”) in which Mr. Collard agreed to cancel the Collard Note in exchange for the payment of royalties to Mr. Collard at the rate of four percent of net sales of our Extendryl® product line. The Royalty Agreement also provides: (i) for minimum quarterly payments to Mr. Collard of $25,000 and a maximum annual payment to Mr. Collard of $500,000; and (ii) that if the FDA takes any action to prohibit or restrict the sale of the Extendryl® product line, and if such action results in net sales of the Extendryl® product line falling below the amount required to meet the minimum quarterly payment to Mr. Collard, then, during such time as the above conditions are in effect, we shall be obligated to continue to make the minimum quarterly payment to Mr. Collard and shall be required to annually issue to Mr. Collard that number of restricted shares of our common stock equal to $100,000. The term of the Royalty Agreement expires upon aggregate payments to Mr. Collard of $4,000,000; although either party may terminate the Royalty Agreement for cause. Exclusive of the Royalty Agreement, Mr. Collard is also one of our significant stockholders. For more information on Mr. Collard’s stockholdings, please refer to the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

18. Concentrations.

Customers

During the twelve months ended December 31, 2007 and the nine months ended December 31, 2006, two customers, each a wholesale distributor, accounted for a combined total of approximately 88% and 61% of the Company’s revenues, respectively.  As of December 31, 2007 and 2006, the same two customers accounted for 56% and 38% of total accounts receivable.  No other customer accounted for more than 10% of the Company’s sales during the twelve months ended December 31, 2007 and one additional customer accounted for more than 10% of the Company’s sales during the nine months ended December 31, 2006.

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

Credit Risk

The Company maintains its cash balances in a financial institution.  Cash balances at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.  From time to time, the Company’s cash balances may exceed the insured amount.  At December 31, 2007 and 2006, the Company’s cash balance exceeded this insured amount by $124,359 and $159,580, respectively.

19. Commitments and Contingencies.

Trade Vendor Commitments

On September 26, 2007, the board of directors approved the issuance of 2,933,475 shares of common stock in extinguishment of approximately $1.0 million of trade commitments. The issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investors are sophisticated investors or have a pre-existing relationship with the Company. Pursuant to the agreement with the vendors, the Company is obligated to cover any additional balance owed following a sale of the shares by the vendor by either paying in cash or issuing additional stock, depending upon certain circumstances. The Company recorded all sold shares at actual amounts realized as reduction of trade payables and any unsold shares at December 31, 2007 were marked to market at approximately $0.04 per share.  There is no defined termination date for this contingency.  The contingency will be terminated at such time when all of the stock subject to this contingent obligation has been sold.

Lease Commitments

The Company has various contractual obligations that that are not required to be recognized as liabilities such as lease commitments. The following table summarizes payments due by period under the Company’s known lease commitments as of December 31, 2007.

	Total	2008	2009	2010	2011
Georgia office lease	$147,437	$54,472	$74,263	$18,702	$-
Prior Georgia office lease	18,156	18,156	-	-	-
Camarillo headquarters lease	826,998	231,000	270,600	278,718	46,680
Connecticut office lease	29,683	29,683	-	-	-
Total	1,022,274	333,311	344,863	297,420	46,680

We entered into a new lease dated December 13, 2007 and moved our executive offices and warehouse facilities in January 2008  to 5284 Adolfo Road, Camarillo, California 93102. The approximately 19,496 square feet office and warehouse space is leased until February 2011 at a monthly rental rate of approximately $22,000 with increases up to $23,340. Our administrative and sales and marketing facilities are located at 5555 Triangle Parkway, Norcross, Georgia. The approximately 6,200 square feet (“Suite 300”) is leased until October 31, 2008 at a base rent of $8,749 per month, increasing annually with a rental cap of $9,560 per month.  We completed a formal termination of the lease for Suite 300 on April 1, 2008.  We have entered into a new lease, commencing on April 1, 2008, for Suite 350, with a term of two (2) years, at a monthly base rental rate of $6,052, with an annual base rental rate escalation to $6,234.    We believe that our Camarillo, California and Norcross, Georgia facilities are sufficient for our existing activities and potential growth, and that the facilities are well maintained and in good condition.

Possible FDA Action Contingency

On October 30, 2007, we were made aware of a possible future FDA action regarding drug products containing tannate salts of active pharmaceutical ingredients.  The company believes that the FDA intends to take enforcement action against companies that market drug products that contain tannates, which have not received formal FDA approval.  The Company is not aware that the FDA has issued any Federal register notice regarding tannates yet, but the Company believes the action is imminent.  The company believes that Levall 12 and Zinx Cold Kit may be affected by the possible future FDA action. The financial statements at December 31, 2007 do not include any adjustments related to this possible action.

Product License and Marketing Agreement Commitments

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

Athlon Pharmaceuticals, Inc. License Agreement
On August 31, 2006, the Company entered into a License Agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) that sets forth the terms upon which the Company obtained the Levall® product line, together with all of Athlon’s intellectual property related to Levall® and certain other tangible and intangible assets related to, or necessary for, the continued development and marketing of the Levall® product line.

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

The letter agreement the Company entered into with Athlon in connection with the settlement amends the license agreement. Effective February 1, 2007, the royalty payment rate on all sales by the Company is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, the Company will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.

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

•    $750,000 payable in cash or Common Stock, as determined in the sole discretion of Carilene, upon the earlier of twelve months after the launch of the product or at the time that the Company generates total net sales of $5.0 million; and

• 5% of net sales of the Aquoral™ product line.

In order to maintain exclusive rights to the Aquoral™ product line, the Company must purchase specified minimum amounts of the product. The agreement provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.

On October 1, 2007 the Company terminated the Licensing and Distribution Agreement entered into with Laboratoires Carilène S.A.S a corporation existing under the laws of France, (“Supplier”) on June 6, 2007. Under the terms of the License Agreement, Supplier granted to the Company an exclusive license in the United States to sell, market, distribute, sublicense and exploit the lotion and shampoo products which incorporate Supplier's Silicium 44 ingredient. By letter dated October 1, 2007, the Company terminated the Licensing Agreement due to the fact that certain marketing claims were unsubstantiated by any clinical data or photos. As these misstatements were not able to be cured and were a basis for the Company’s entry into the Licensing Agreement, the Licensing Agreement was terminated on October 1, 2007

On October 29, Laboratories Carilène S.A.S (“ Plaintiff”) filed a complaint in U.S. District Court, Southern District of New York against the Company (“Defendant”) for an unspecified amount of damages, alleging breach of contract. The Company is unable to predict the outcome and/or the financial or operating impact of this matter at this time.

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

Outlook Pharmaceuticals, Inc. License Agreement
Effective as of November 28, 2007, we entered into an exclusive license from Outlook Pharmaceuticals, Inc., an Ohio corporation, to make, distribute, commercialize, market and sell in the United States a new product indicated for the treatment of ADHD.  In consideration for the license, we are obligated to make payments to Outlook in cash or common stock of the Company totaling $600,000, payable on certain milestones reached in our commercialization of the product.  We are also obligated to pay royalty payments to Outlook, with a royalty rate that varies based upon aggregate net sales of the product, as follows:  8% of net sales up to $1 million in net sales of the product; 10% of net sales for between $1 million and $8 million of net sales of the product; and 20% of net sales for more than $5 million in net sales of the product.  On or about February 28, 2008, we entered into a First Amendment to License Agreement with Outlook, amending the payment terms and methods described above.  The agreement is for a perpetual term.

Mikart Agreement
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

Ellevan LLC License Agreement
On May 21, 2007, we entered into a License Agreement with Ellevan LLC to market a new over-the-counter intranasal lubricant developed by Donald Carter, MD, PC, a Colorado based Otolaryngologist.   Under the License Agreement, Ellevan granted us an exclusive worldwide license to make and sell any product which incorporates Ellevan’s technology related to nasal gel.

Pursuant to the terms of the agreement, we are obligated to pay an initial licensing fee of $25,000 in cash. In addition, the Company will pay a royalty of 4% of net sales of licensed products up to $2 million per year, 5% of net sales of licensed products between $2 million and $5 million per year, and 7% of net sales of licensed products over $5 million per year.  Dr. Carter and two of his Ellevan associates provide assistance to us in the development and marketing of the product under the agreement  We agreed to  pay 25,000 shares of our common stock in consideration for these consulting services.   The term of this agreement is thirty years.

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

Eby License Agreement
On December 1, 2006, the Company entered into a certain license agreement with Eby for a worldwide, sub-licensable right to make, use and sell Eby’s proprietary products, technology and patents relating to the treatment of the common cold with zinc.  The Company will pay a percentage of annual net sales of the Licensed Product, as well as all derivative product created by the Company based on such Licensed Product, in the amount of seven percent (7%) until such annual net sales equal $10,000,000, and ten percent (10%) of all annual net sales of the Licensed Product thereafter.

Eby Consulting Agreement
On December 1, 2006, the Company and Eby entered into that certain Consulting Agreement (the “Consulting Agreement”). The Consulting Agreement states that Eby will provide consulting services to the Company in the field of research and development of products based upon, containing or incorporating zinc acetate. In exchange for providing these services, the Company will compensate Eby in the amount of $2,083.33 per month beginning on December 1, 2006 and, beginning on January 1, 2007, will issue to Eby that number of shares of the Company’s common stock that will equal $18,750, which shares will be issued to Eby on a quarterly basis. Both the cash and equity payments described above will be made by the Company until the earlier of the expiration or termination of the Consulting Agreement. The Company will also reimburse Eby for reasonable and necessary expenses incurred by Eby in the performance of his services to the Company. The Eby License and Consulting agreement was terminated on March 20, 2007 with Auriga retaining the right to sell through all manufactured products.

Litigation

Various Claims
The Company, a current officer/director, and a former officer/director are involved in several threatened legal proceedings including claims relating to breach of employment agreement, retaliatory termination of employment (whistleblower) and sexual harassment.  These claims are fairly recent, and we are currently investigating each and every one of them.  Although we believe that Auriga and the individual officer/directors named have meritorious defenses to the claims made in each of the threatened legal proceedings and intend to contest each claim vigorously, an adverse resolution of any of such claims may have a material adverse effect on our financial position and on results of operation in the period in which the claims are resolved.  We are not presently able to reasonably estimate potential losses, if any, related to the claims.

Department of Labor
On January 18, 2008, the U.S. Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL alleging a violation of Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act.  The Company has responded to these allegations and is currently conducting its own investigation relating to the claims.  This proceeding is in its very early stages, and, although we believe we have a meritorious defense to the allegations, we are not presently able to reasonably estimate potential losses, if any, related to the DOL claim.

Although the results of litigation, pending or threatened, and regulatory investigations cannot be predicted with certainty, regardless of the outcome, such legal actions can have a material adverse impact on the Company because of defense costs, diversion of management resources and other factors.

20.          Restructuring Activities.

In September 2007 the Company determined that the current level of operations was not sustainable based upon the less than anticipated underlying sell through of its products and balance sheet.  Management and our Board of Directors agreed to a plan of restructuring to reduce operating expenses and conserve cash.

Concurrent with actions taken toward the aforementioned restructuring, notice was received on October 1, 2007 that the FDA announced its intention to take enforcement action against products without FDA approval that contain hydrocodone.   This action was evaluated in light of the returns received by the company for the products affected by the May 25, 2007 guaifenesin action notice.  During October 2007, the Company’s three largest wholesalers announced their decision to stop carrying some of these affected products and requested the Company to accept returns for all units in inventory.  For the year ended December 31, 2007, we received approximately $3.4 million of returns related to products affected by the FDA actions.

Primarily related to these factors the Company further restructured the business to reduce operating costs and conserve cash. All intangibles were reviewed for impairment at December 31, 2007 based upon actual product demand and the FDA actions taken. Total restructuring and asset impairment expense amounted to $7.2 million for the twelve months ended December 31, 2007 as compared to $0 for the nine months ended December 31, 2006.

The below table summarizes the expenses included in restructuring and asset impairment charges for the year ended December 31, 2007 and the nine months ended December 31, 2006.

	Year ended December 31, 2007	Nine months ended December 31, 2006
Facilities leases	$548,408	-
Employee severance	270,610	-
Asset writedowns	363,774	-
Impairment of product license intangibles	5,980,750	-
Total	$7,163,542	-

The below table summarizes the balances of restructuring and impairment expenses accrued as of  December 31, 2007 and December 31, 2006.

	As of December 31, 2007	As of December 31, 2006
Facilities leases	$548,408	-
Employee severance	174,777	-
Total	$723,185	-

21.           Allowance for Product Returns Reserves.

The Company’s calculation of its product returns reserves is based on historical returns of a given product, product specific information provided by the Company’s customers, information obtained regarding the levels of inventory being held by the Company’s customers, as well as, estimated future filled prescription patterns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and any change in management estimates. For the year ended December 31, 2007, the Company recorded a product returns reserve charge of $8.8 million . This total includes a non-recurring charge of approximately $3.4 million related to certain Company products affected by the FDA’s recent federal register notices regarding timed-release guaifenesin and hydrocodone. The balance of $5.4 million is comprised of actual returns unrelated to the FDA recall received of $2.2 million and 3.0 million attributable to management’s estimate of future returns of certain  products launched during 2007, prior to six months from their expiration date in accordance with the company’s return policy.

22. Subsequent Events.

JMJ Agreement

On January 31, 2008, Auriga Laboratories, Inc. (the "Company") entered into two

(2) convertible promissory notes, ("Convertible Note A"), ("Convertible Note B"), and one

(1) collateralized promissory note, ("Secured and Collateralized Promissory Note C").  The terms of the referenced convertible notes and collateralized note payment are:

Convertible Note A, in the principal amount of $240,000, has a maturity date of January 15, 2011, with a one time interest charge of 12%, with principal and interest due on the maturity date of the note. Both interest and principal amounts can be converted into voting common stock of the Company at sixty percent (60%) of the average of the three (3) lowest closing bid prices of the Company's common stock in the twenty (20) trading days prior to the conversion. Upon prepayment, a prepayment penalty of 130% of the outstanding principal and interest of the note will be charged. The note is issued by the Company to JMJ Financial.

Convertible Note B, in the principal amount of $1,800,000, has a maturity date of January 15, 2011, with a one-time interest charge of 12% with principal and interest due on the maturity date of the note. Both interest and principal amounts can be converted into voting common stock of the Company at sixty-five percent (65%) of the average of the three (3) lowest closing bid prices of the Company's common stock in the twenty (20) trading days prior to the conversion. Upon prepayment, a prepayment penalty of 130% of the outstanding principal and interest of the note will be charged. The note is issued by the Company to JMJ Financial.

Secured and Collateralized Promissory Note C, in the principal amount of $1,800,000 has a maturity date of January 15, 2012, and one time interest charge of 12% with both principal and interest due on the maturity date of the note. This note is a full recourse note with provisions for foreclosure rights on the collateral as defined in the Collateral & Security Agreement.    This note is issued by JMJ Financial to the Company.

Prospector Agreement

On February 13, 2008, Auriga Laboratories, Inc. (the "Company") issued to Prospector Capital Partners, LLC, a Delaware limited liability company ("Lender") a Senior Secured Promissory Note (the "Note") in the principal amount of $750,000. The Note is due and payable on January 31, 2009. The Note bears no interest. As consideration for the Note, the Company entered into a Royalty Participation Agreement (the "Royalty Agreement") with Lender.

Under the Royalty Agreement, the Company shall make royalty payments to Lender of 7.5% of "net sales," as defined in the Royalty Agreement, on two products: (1) a dextroamphetamine sulfate oral solution subject of that certain License Agreement between Outlook Pharmaceuticals, Inc. and the Company, dated November 28, 2007, and (2) an acetaminophen/codeine product subject of that certain Manufacturing and Supply Agreement between Mikart, Inc. and the Company, dated October 29, 2007. The Company is obligated to make such royalty payments to Lender until aggregate royalty payments equal $6,000,000.

As additional consideration for the Note, the Company issued to Lender a 30-month warrant to acquire up to 500,000 shares of the Company's common stock at an exercise price of $0.039 per share.

To secure the Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated February 13, 2008. The Note allows prepayment at any time to remove the security interest. The Lender has agreed to subordinate its security interests in the event the Company enters into a receivables line of credit of up to $1.5M or a term loan of up to $1.0M.

Consulting Agreement with Philip S. Pesin

On or about January 28, 2008, the Company entered into a consulting agreement with Mr. Pesin.  Under the consulting agreement, Mr. Pesin will provide to the Company general guidance regarding strategy, products, marketing, and other issues as required. The term of the consulting agreement is through January 28, 2009, and the consulting fees payable to Mr. Pesin under the agreement are $20,000 per month, payable in common stock or cash at the Company’s discretion.

EXHIBIT 31

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Frank Greico, certify that:

1.	I have reviewed this report on Form 10-KSB of Auriga Laboratories, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Frank Greico                                                      _______________

Frank Greico
Chief Executive Officer and Chief Financial Officer
April 15, 2007

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of Auriga Laboratories, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank Greico

Frank Greico
Chief Executive Officer and Chief Financial Officer
April 15, 2008