Form 10-Q
period 2008-03-31
AURIGA LABORATORIES, INC.
filed 2008-05-20
CIK 1072313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-26013

AURIGA LABORATORIES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	84-1334687 (I.R.S. Employer Identification No.)

5284 Adolfo Road
Camarillo, CA 93012
(Address of principal executive offices)
(805) 437-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer  ☐
Non-accelerated filer ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐      No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 12, 2008 was 79,536,557.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I

Item 1.	Financial Statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	As of MARCH 31, 2008 (unaudited)	As of DECEMBER 31, 2007
Current assets
Cash and cash equivalents	$57,451	$224,359
Accounts receivable, net of allowances for doubtful accounts of $27,171 and $27,171, respectively	911,969	1,331,359
Inventory, net of reserves of $1,069,449 and $699,078, respectively	1,632,209	1,623,662
Prepaid expenses	219,036	305,823
Total current assets	2,820,665	3,485,203

Property and equipment, net	66,259	60,364

Other assets
Intangibles, net	1,524,343	1,276,711
Deposits	99,911	54,490
Goodwill	92,315	92,315
Total other assets	1,716,569	1,423,516

Total assets	$4,603,493	$4,969,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,331,047	$4,601,040
Accrued expenses	529,685	888,166
Sales return reserve	3,922,036	4,030,840
Royalties payable	676,063	583,915
Product licenses payable	1,375,000	1,300,000
Accrued restructuring charges	662,919	723,185
Convertible promissory notes, net of loan discounts of $293,983 and $0, respectively	46,017	--
Senior secured promissory notes, net of loan discounts of $90,760 and $0, respectively	659,240	--
Derivative liabilities	304,042	--
Other liabilities	17,690	18,072
Total current liabilities	12,523,739	12,145,218

Stockholders’ deficit

Preferred stock: $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock: $0.001 par value, 250,000,000 shares authorized; 71,567,911 and 60,229,064 shares issued and outstanding, respectively	71,568	60,229
Additional paid-in capital	29,810,469	29,300,652
Accumulated deficit	(37,802,283)	(36,537,016)
Total stockholders' deficit	(7,920,246)	(7,176,135)

Total liabilities and stockholders' deficit	$4,603,493	$4,969,083

The accompanying notes are an integral part of these consolidated financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31, 2008 (unaudited)	THREE MONTHS ENDED MARCH 31, 2007 (unaudited)
Net revenue
Products	$787,554	$6,766,025
Total net revenue	787,554	6,766,025

Cost of goods sold
Materials and supplies	206,041	938,240
Royalties	92,148	1,033,662
Distribution	88,506	177,548
Total cost of goods sold	386,695	2,149,451

Gross profit	400,859	4,616,575

Operating expenses
Sales, marketing and trade expenses	764,600	1,755,059
General and administrative expenses	844,429	2,129,381
Research and development expenses	90,084	622,288

Total operating expenses	1,699,113	4,506,729

Loss from operations	(1,298,254)	109,845

Other income(expenses)
Interest expense, net	(8,475)	(894,481)
Gain on derivative liability	62,353	--
Other income(expenses)	(20,891)	(191,744)
Total other income(expenses)	32,987	(1,086,255)

Loss before taxes	(1,265,267)	(976,410)

Income taxes	--	--

Net loss	$(1,265,267)	$(976,410)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	65,929,381	41,662,766

The accompanying notes are an integral part of these consolidated financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2008 (unaudited)	THREE MONTHS ENDED MARCH 31, 2007 (unaudited)
Cash flows from operating activities:
Net loss	$(1,265,267)	$(976,410)
Adjustments to reconcile net loss to net cash flows provided by (used) by operating activities:
Depreciation	57,856	156,772
Non-cash expenses for equity instruments issued for compensation and services	171,836	1,757,620
Amortization of notes payable discounts and finders' fees	7,788	860,156
Sales returns and allowances	(108,804)	632,692
Bad debt expense	--	--
Restructuring & asset impairment	(60,266)	--
Changes in assets and liabilities:
Restricted cash	--	75,560
Receivables	419,390	(1,400,165)
Inventory	(8,547)	(311,528)
Prepaid expenses	86,787	(116,872)
Deposits	(23,421)	--
Derivative liabilities	(62,353)	--
Accounts payable	(88,472)	(59,519)
Accrued expenses	(399,281)	208,602
Royalties payable	92,148	707,294
Other liabilities	(383)	--
Net cash used by operating activities:	(1,180,989)	1,534,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,383)	(11,956)
Payment of new lease deposit	(22,000)	--
Payment of product licenses payable	(40,000)	--
Net cash used by investing activities:	(73,383)	(11,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock sales	112,464	--
Net proceeds from exercise of stock options	--	23,124
Proceeds from stock subscriptions receivable	--	759,000
Payments of bank notes payable	--	(62,272)
Proceeds from convertible secured notes payable	675,000	(132,000)
Proceeds from senior secured promissory notes payable	300,000	--
Net cash provided by financing activities:	1,087,464	587,852

Net increase (decrease) in cash	(166,908)	2,110,098

Cash, beginning of period	224,359	259,580

Cash, end of period	$57,451	$2,369,678

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$--	$34,325

NON-CASH INVESTING AND FINANCING
Intangible acquired with stock	$--	32,500
Common stock issued for product license	$150,000	--
Reclassification of derivative liability from additional paid-in capital	$(149,164)	--
Common stock issued in connection with warrant exchange	$3,625	--
Derivative liability included in discount on convertible promissory notes at inception	$217,231	--
Warrant issued in connection with senior secured promissory notes	$19,500	--
Stock issued in exchange for short-term payables	$216,520	$--

The accompanying notes are an integral part of these consolidated financial statements.

AURIGA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

1.	Company Overview and Basis of Presentation.

Auriga Laboratories, Inc. (the “Company”) is a specialty pharmaceutical company with a unique business model engaged in the licensing, development and commercialization of prescription pharmaceutical products.  Our products are focused in the respiratory and dermatology therapeutic categories and are marketed to primary care physicians, pediatricians, dermatologists, urologists, psychiatrists, and rheumatologists.  Our business model leverages our established commercial presence and infrastructure, ongoing product development, business development and established physician relationships, to drive strong growth in demand for our core products.  Our future success is very dependent on these ongoing efforts.

Our corporate strategy focuses on two primary objectives.  The first is developing a diversified product portfolio and maintaining brand market exclusivity through the acquisition of late stage drug candidates awaiting FDA approval, the acquisition of proven brands, the introduction of line extensions, reformulations, and the strategic development of our own products.  The second is building and retaining an innovative, nationwide sales and marketing model that drives revenue through a primarily variable cost compensation structure.  The Company intends to leverage its existing infrastructure for the launch of new products that will be accretive to our existing product portfolio.

These interim consolidated financial statements have been prepared from the records of the Company without audit. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007, have been made. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the twelve month period ended December 31, 2007 and for the twelve months ended December 31, 2006 contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses each year since its inception and had an accumulated deficit of $37,802,283 as of March 31, 2008.  For the three months ended March 31, 2008 the Company incurred a net loss of $1,265,267.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements.  If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain.  These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At March 31, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $57,451 and collections of accounts receivable of $911,969 and future revenue.  The Company expects that its sources of liquidity will not be sufficient to fund operations for the remaining fiscal year without additional funding.  Management expects that it may be necessary to arrange for additional equity or debt financing to meet the Company’s liquidity requirements.  Unless our product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three months to fund operating and capital needs.  This financing could take the form of debt or equity.  Given the Company’s historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, market conditions, the failure to timely realize the Company’s product development and acquisition goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remaining fiscal year.

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

Cash and Cash Equivalents
The Company considers all highly-liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents. At March 31, 2008, the Company had no cash equivalents.

Revenue Recognition
The Company recognizes revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of the Company’s products is recorded net of allowances. According to the terms of the Company’s sales contracts, a customer may return product (i) if it is damaged, and/or (ii) within six months of expiration or if it has expired in the last twelve months. The Company calculates sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold.

Allowance for Doubtful Accounts
The Company is required to estimate the level of accounts receivable recorded on our balance sheet which management determines will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers which can be highly subjective. The Company’s policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If the Company over or under estimates the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

Sales Deductions
The Company provides volume rebates, contractual price reductions with drug wholesalers, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus the Company must in those circumstances record an estimate at the time of sale. The estimates are based on historical experience with similar programs. Since the Company has a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to the Company’s customers when sales incentives are offered. If the Company over or under estimates the level of sales deductions, there may be a material impact to the Company’s financial statements.

Product Returns
In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. The Company’s return policy allows product returns for products within an eighteen-month window commencing six months prior to the expiration date and ending twelve months after the expiration date. The Company’s return policy conforms to industry standard practices. The Company believes that it has sufficient data to accurately estimate future returns over the return time period at the time of sale. The Company is required to estimate the level of sales which will ultimately be returned pursuant to the Company’s return policy and record a related reserve at the time of sale. These amounts are deducted from gross revenues to determine net revenues. The Company’s estimates take into consideration historical returns of a given product, product specific information provided by the Company’s customers, and information obtained regarding the levels of inventory being held by the Company’s customers, estimated future filled prescription patterns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and any change in management estimates. If the Company over or under estimates the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

Inventory Obsolescence
The Company’s products have shelf lives ranging from 24 to 36 months. The Company must estimate the amount of inventory recorded on the balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for the Company’s products, promotional focus, amounts of the Company’s products currently held by its customers and the impact on the Company’s products of competing products. If the Company over or under estimates the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

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

Basic and Diluted Earnings Per Share
 The Company has adopted SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing the net income(loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of all instruments convertible to common stock, including exercisable stock options and warrants.  Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2008 and three months ended March 31, 2007 as inclusion of the common stock equivalents would be anti-dilutive.  The weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007 was 65,929,381 and 41,662,766, respectively.  As of March 31, 2008 and 2007, the Company had 31,911,498 and 25,958,703 common stock equivalents outstanding, respectively.

Recent Accounting Pronouncements
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

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 141R and has not yet determined how the adoption of SFAS 141R will impact its consolidated financial statements.

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

3.	Accounts Receivable.

Accounts receivable as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Accounts receivable	$939,140	$1,358,530
Less: allowance for doubtful accounts	27,171	27,171
Accounts receivable, net	$911,969	$1,331,359

Bad debt expense was approximately $0 and $0, respectively, for the three months ended March 31, 2008 and 2007.

4.	Inventory.

Inventory as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Product inventory	$2,701,658	$2,322,740
Less: reserves	1,069,449	699,078
Inventory, net	$1,632,209	$1,623,662

5.	Intangible Assets.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives. The following table reflects the components of intangible assets of the Company as of March 31, 2008:

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights/product lines	$615,000	$(505,997)	$109,003	2-15 years
Supply/distribution agreements	1,592,500	(177,160)	1,415,340	15 years
Intangibles, net	$2,207,500	$(683,157)	$1,524,343

	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	92,315	--	92,315

The following table reflects the components of intangible assets of the Company as of December 31, 2007:

	Gross Amount	Accumulated Amortization	Impairment	Net Amount	Expected Life
Licensing rights/product lines	$6,143,249	$(503,968)	$(5,055,749)	$583,532	2-15 years
Supply/distribution agreements	1,777,500	(159,321)	(925,000)	693,179	15 years
Goodwill	92,315				92,315	--
Total	$8,013,064	$(663,289)	$(5,980,749)		$1,369,026	--

For the three months ended March 31, 2008 and 2007, amortization expense related to the licensing rights of the Company was $2,029 and $121,901, respectively. For the three months ended March 31, 2008 and 2007, amortization expense related to the supply/distribution agreements of the Company was $23,839 and $0, respectively.  Management noted no events that would require a revaluation of goodwill.

6.	Notes Payable.

Related Party Notes Payable

Related-Party Senior Secured Promissory Note - AFC
On September 28, 2006, the Company issued to Athlon Finance Corp. (“AFC”) a senior secured promissory note (the “AFC Note”). The AFC Note provided for up to $1.5 million of advances to be made by AFC from time to time, each advance requiring the Company’s consent. The proceeds from the AFC Note were used to satisfy the Company’s obligations under the distribution agreement with Laboratoires Carilène, a corporation existing under the laws of France (See Note 14 – “Commitments and Contingencies,” for further information about this matter). All amounts advanced under the AFC Note were due and payable in full on the earlier to occur of (i) the closing by the Company of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note), or (ii) March 31, 2007. The AFC Note required the Company to make quarterly payments to AFC, commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by the Company (less customary deductions) of the Aquoral™ product line during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity.

As additional consideration, the Company agreed that, concurrent with each advance made by AFC under the AFC Note, it would issue to AFC a five-year warrant to acquire one share of common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. The warrant provides AFC with “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. In 2006, the Company issued warrants to AFC to acquire 968,750 shares of common stock.  In connection with these warrants, the Company recorded $676,509 as a loan discount to be amortized over the life of the loan.  During the three months ended March 31, 2008 and 2007, the Company recorded interest expense of $0 and $438,698, respectively related to the loan discount.  As of March 31, 2008 and December 31, 2007, the Company had expensed all of this loan discount as interest expense.

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

Prospector Capital
On February 13, 2008, the Company issued to Prospector Capital Partners, LLC, a Delaware limited liability company (“Prospector”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $750,000.  The Note is due and payable on January 31, 2009.  The Note bears no interest.  As consideration for the Note, the Company entered into a Royalty Participation Agreement (the “Royalty Agreement”) with Lender.

Under the Royalty Agreement, the Company shall make royalty payments to Prospector of 7.5% of “net sales,” as defined in the Royalty Agreement, on two products:  (1) a dextroamphetamine sulfate oral solution subject of that certain License Agreement between Outlook Pharmaceuticals, Inc. and the Company, dated November 28, 2007, and (2) an acetaminophen/codeine product subject of that certain Manufacturing and Supply Agreement between Mikart, Inc. and the Company, dated October 29, 2007.  The Company is obligated to make such royalty payments to Prospector until aggregate royalty payments equal $6,000,000.

As additional consideration for the Note, the Company issued to Prospector a 30-month warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share.

To secure the Note, Prospector has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated February 13, 2008. The Note allows prepayment at any time to remove the security interest.  Prospector has agreed to subordinate its security interests in the event the Company enters into a receivables line of credit of up to $1.5M or a term loan of up to $1.0M.

The complete terms and conditions of the foregoing transaction are memorialized by the following documents:  Senior Secured Promissory Note, Security Agreement, Auriga Laboratories, Inc. Common Stock Warrant, Senior Secured Note and Warrant Purchase Agreement, and Royalty Participation Agreement.

The Company received proceeds of $675,000 on February 13, 2008 from the Prospector Note.  The difference of $75,000 between proceeds received by the Company and the face value of the Note was recorded as a debt discount.  In addition, the warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share was valued at $19,500 at inception and was recorded as a debt discount.  The warrant is considered a derivative liability as well.  Total discount at inception attributable to this debt was $94,500.

During the three months ended March 31, 2008, the Company recorded amortization of debt discount of $3,740, as interest expense related to the Note.  During the three months ended March 31, 2008, no payments of principal or interest were made on this note.  As of March 31, 2008, the outstanding balance of the note was $750,000, net of discounts of $90,731.

For further information, see “Note 12 -- Related Party Transactions.”

Notes Payable

JMJ Financial
On January 31, 2008, the Company entered into three promissory notes with JMJ Financial. Two of the notes are convertible promissory notes, identified as Document A-01152008 (“Convertible Note A”), and Document B-01152008 (“Convertible Note B”), and one note is a collateralized promissory note, identified as C-01152008 (“Secured and Collateralized Promissory Note C”).

Convertible Note A in the principal amount of $240,000, has a maturity date of January 15, 2011, with a one time interest charge of 12%, with principal and interest due on the maturity date of the note.  Both interest and principal amounts can be converted into voting common stock of the Company at sixty percent (60%) of the average of the three (3) lowest closing bid prices of the Company’s common stock in the twenty (20) trading days prior to the conversion.  Upon prepayment, a prepayment penalty of 130% of the outstanding principal and interest of the note will be charged.  The note is issued by the Company to JMJ Financial.

The Company received proceeds of $200,000 on February 11, 2008 from Convertible Note A.  The difference of $40,000 between proceeds received by the Company and the face value of

Convertible Note A was recorded as a debt discount.  In addition, one-time interest charge of $28,800 was recorded as a debt discount.  The Company recorded a derivative liability of $129,231 which was recorded as a debt discount.  Total discount at inception attributable to this debt was $198,031.  The derivative liability was required because there is no floor on the conversion price coupled with the Company’s inability to guarantee that enough shares of its common stock are available to convert the note in full.

During the three months ended March 31, 2008, the Company recorded amortization of debt discount of $3,804, as interest expense related to JMJ Convertible Note A.  During the three months ended March 31, 2008, no payments of principal or interest were made on this note.  As of March 31, 2008, the outstanding balance of the note was $240,000, net of discounts of $187,784.

Convertible Note B in the principal amount of $1,800,000 has a maturity date of January 15, 2011, with a one-time interest charge of 12% with principal and interest due on the maturity date of the note.  Both interest and principal amounts can be converted into voting common stock  of the Company at sixty-five percent (65%) of the average of the three (3) lowest closing bid prices of the Company’s common stock in the twenty (20) trading days prior to the conversion.  Upon prepayment, a prepayment penalty of 130% of the outstanding principal and interest of the note will be charged.  The note is issued by the Company to JMJ Financial.

The Company received proceeds of $100,000 on March 27, 2008 from Convertible Note B.  The one-time interest charge of $12,000 was recorded as a debt discount.  The Company recorded a derivative liability at inception of $105,128 of which $88,000 was recorded as a debt discount and the remaining $27,128 was recorded as interest expense.  Total discount at inception attributable to this debt was $100,000.  The derivative liability was required because there is no floor on the conversion price coupled with the Company’s inability to guarantee that enough shares of its common stock are available to convert the note in full.

During the three months ended March 31, 2008, the Company recorded amortization of debt discount of $244, as interest expense related to JMJ Convertible Note B.  During the three months ended March 31, 2008, no payments of principal or interest were made on this note.  As of March 31, 2008, the outstanding balance of the note was $100,000, net of discounts of $99,756.

Secured and Collateralized Promissory Note C in the principal amount of $1,800,000 has a maturity date of January 15, 2012, and one time interest charge of 12% with both principal and interest due on the maturity date of the note.  This note is a full recourse note with provisions for foreclosure rights on the collateral as defined in the Collateral & Security Agreement.  This note is issued by JMJ Financial to the Company.

7.           Derivative Liabilities.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks.  However, certain other financial instruments, such as the embedded conversion features of debt instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.  Fair value for option based derivative financial instruments is determined using the Black-Scholes pricing model.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), conversion feature associated with convertible debt are not clearly and closely related to the characteristics of such notes.  Upon funding of the JMJ Financial Notes of February 11, 2008, the conversion feature qualified as an embedded derivative instrument and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.  In addition, since the Company cannot guarantee, due to the lack of a floor conversion price, that adequate shares are available to convert all of the debt to stock, a derivative liability is required for all warrants as well.

During the three months ended March 31, 2008, the Company recorded other income of $62,353, related to the conversion features and warrants, to reflect the change in fair value of the derivative liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of March 31, 2008, the estimated fair value of the Company’s conversion feature derivative liabilities was $213,846, as well as derivative liabilities related to warrants of $90,196.

The estimated fair value of the debt conversion feature was determined assuming conversion of the debt on the inception date and the end of the reporting period and comparing to the closing market price of the stock.  The difference between the conversion price and closing market price of the stock is the derivative liability.

The warrants were valued using the Black-Scholes model at the inception date and the end of the period.  The following assumptions were made to value the warrants:

	End of Period	Inception Date
	March 31, 2008	February 11, 2008
Risk-free interest rate	3.45%	3.72%
Expected dividend yield	--	--
Expected lives	1.1–9.4 years	1.2–9.5 years
Expected volatility	202.93%	334.35%

On February 11, 2008, the inception date as well as funding date of the JMJ Financial Notes, a reclassification from additional paid-in capital to derivative liability was made with respect to the warrants in the amount of $149,164.

8.           Capital Stock.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.001 per share. As of March 31, 2008 and December 31, 2007, there were no shares of preferred stock issued or outstanding.

Common Stock
The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2008 and December 31, 2007, there were 71,567,911 and 60,229,064 shares of Common Stock issued and outstanding, respectively.

The holders of shares of Common Stock are entitled to one vote for each share.

Warrant Exchange Offer
On December 11, 2007, Philip Pesin, our former Chief Executive Officer, initiated a Warrant Exchange Offer (the “Offer”) program (the “Program”), offered to holders (“Warrantholders”) of certain Common Stock Purchase Warrants of the Company.  Pursuant to the Offer, Warrantholders were offered the right to (i) exercise their Warrants for cash at an amended purchase price of $0.11 per share, or (ii) exchange their Warrants to purchase common stock for a ¼ fractional share of common stock. Warrantholders were required to notify the Company of their election on or before December 28, 2007.  Mr. Pesin presented the Program to the Board of Directors of the Company (hereinafter, the “Board”) for approval on December 19, 2007.

Twenty-five (25) Warrantholders submitted an election to the Company under the Program.  Between January 11, 2008 and February 26, 2008, 2,533,719 shares of common stock were issued by the Company in exchange for surrendered Warrants to purchase 10,134,876 shares of common stock, pursuant to the Program.

9.	Equity Incentive Plans.

2006 Equity Incentive Plan
In August 2006, the Board approved the Company’s 2006 Equity Incentive Plan, pursuant to which 1,500,000 shares of Common Stock were made available to be granted thereunder. Awards issued under this plan could be issued to employees, non-employee directors or consultants and advisors. Awards were issued or granted in the form of stock options, stock appreciation rights, restricted shares, restricted stock units and performance-based awards. The value of each award was based upon the current fair market value of the common stock at the time of grant. The 2006 Equity Incentive Plan expires in August 2016.

For the three months ended March 31, 2008 and March 31, 2007, the Company did not issue any shares of Common Stock under the 2006 Equity Incentive Plan and recorded no expense in connection with shares issued under the plan.

As of March 31, 2008, the Company has 9,263 shares available for issuance under the 2006 Equity Incentive Plan.

2007 Equity Incentive Plan
On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that included 2,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Equity Incentive Plan. The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. The value of each award was based upon the current fair market value of the common stock at the time of grant.

For the three months ended March 31, 2008 and March 31, 2007, the Company issued zero and 967,191 shares of common stock and recorded $0 and $921,241, respectively, in expenses in connection with shares issued under the plan.  As of March 31, 2008, the Company had no shares available for issuance under the 2007 Equity Incentive Plan.

2008 Omnibus Stock Grant and Option Plan
On November 16, 2007, the Board approved and the Company filed a Form S-8 registration statement that included 10,000,000 shares to be registered under the Auriga Laboratories, Inc. Omnibus Stock Grant and Option Plan (the “2008 Plan”). The 2008 Plan was ratified and formally adopted by the Board on March 13, 2008.  The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to the 2008 Plan.  Awards issued under the 2008 Plan may be issued to employees of the Company or the Company’s subsidiaries, non-employee directors, affiliates of non-employee directors, directors of the Company’s subsidiaries, and consultants and advisors to the Company and its subsidiaries.

For the three months ended March 31, 2008 and March 31, 2007, the Company issued 1,707,317 and zero shares of common stock and recorded $78,870 and $0, respectively, in costs in connection with these issuances. As of March 31, 2008, the Company had 8,292,683 shares available for issuance under the 2008 Plan.

10.           Stock Options.

2005 Stock Option Plan
Pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, then a privately held Delaware corporation, and Multi-Link Telecommunications, Inc., a “shell” company organized under the laws of Colorado, the Company assumed each outstanding option under the 2005 Stock Option Plan to purchase shares of pre-Merger Auriga common stock, which options were exercisable for approximately 30.01 shares of common stock, with the exercise price being adjusted accordingly.

2006 Stock Option Plan
In July 2006, the stockholders of the Company approved the 2006 Stock Option Plan (the “2006 Stock Plan”), pursuant to which 7,000,000 shares of the Company’s common stock were available to be granted thereunder. Options granted under the 2006 Stock Plan were permitted to  be incentive stock options or nonstatutory stock options, as determined by the Board at the time of grant and subject to the applicable provisions of Section 422 of the Internal Revenue Code of 1986, as amended, as well as the regulations and interpretations promulgated under the 2006 Stock Plan. Nonstatutory stock options could be granted to employees and consultants. Incentive stock options could be granted only to employees. The Board was empowered to repurchase for a payment in cash or shares of common stock an option previously granted under the 2006 Stock Plan based on such terms and conditions as the Board had established and communicated to the optionee at the time that such offer was made. The 2006 Stock Plan shall continue in effect for a term of 10 years following its adoption by the Board, which was August 29, 2006. The 2006 Stock Plan provided that the term of each option granted thereunder shall be no more than 10 years from the date of grant or such shorter term as may be provided in the option agreement, except that, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% holder of the common stock, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

2007 Stock Option Plan
On January 3, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 7,000,000 shares to be registered under the Auriga Laboratories, Inc. 2007 Stock

Option Plan (the “2007 Plan”). The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which could be granted pursuant to the 2007 Plan. The registration statement also covered such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder.

2008 Omnibus Stock Grant and Option Plan
On November 16, 2007, the Board approved and the Company filed a Form S-8 registration statement that includes 10,000,000 shares to be registered under the Auriga Laboratories, Inc. 2008 Omnibus Stock Grant and Option Plan (the “2008 Plan”). The 2008 Plan was ratified and formally adopted by the Board on March 13, 2008.  The number of shares of common stock is the maximum number of shares issuable upon the exercise of options or vesting or granting of other awards, which may be granted pursuant to this plan. This registration statement also covers such additional number of shares of common stock as may become issuable as a result of any future adjustments in accordance with the terms of the plan, and which result in an increase in the number of outstanding shares of common stock available for award thereunder.  Awards issued under the 2008 Plan may be issued to employees of the Company or the Company’s subsidiaries, non-employee directors or affiliates of non-employee directors of the Company, directors of the Company’s subsidiaries, and consultants and advisors to the Company and/or its subsidiaries.

The value of options was calculated on the date of the grant using the following assumptions:

	March 31, 2008	March 31, 2007
Risk-free interest rate	3.56-4.32%	4.72-4.76%
Expected dividend yield	--	--
Expected lives	10 years	10 years
Expected volatility	130-260%	97-184%

The Company has granted stock options to officers, employees and consultants as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Weighted Average Fair Value
Balance, December 31, 2007	13,330,612	$1.097		$1.031
Granted	1,500,000	0.030		0.030
Exercised	--	--		--
Cancelled	6,240,469	0.994		8.72
Balance, March 31, 2008	8,590,143	$0.985	9.27	$9.72

During the three months ended March 31, 2008 and the three months ended March 31, 2007, stock options granted under the Company’s Stock Option Plans to purchase 1,500,000 and 4,397,500 shares of common stock were issued to participants. The options are exercisable any time at a price of $0.095 per share. The shares issuable upon exercise of the options are subject to a repurchase right of the Company in the event the grantee fails to meet certain vesting requirements. As of March 31, 2008 and December 31, 2007, there are 8,125,000 and 9,625,000 options available to be granted under the Company’s Stock Option Plans.

For the three months ended March 31, 2008 and three months ended March 31, 2007, compensation expense associated with stock option vesting during the period was $89,343 and $142,539, respectively.  The future expense related to unvested options is $582,828 and $3,672,090.  During the three months ended March 31, 2008, the Company calculated based on historical forfeitures and applied to compensation expense, a forfeiture rate of 65.7%.

11.                      Common Stock Warrants.

Pursuant to the terms of the Merger Agreement (see Note 10 – “Stock Options – 2005 Stock Option Plan”), the Company assumed each outstanding warrant to purchase shares of pre-Merger Auriga Common Stock, which warrants were exercisable for approximately 30.01 shares of Common Stock, with the exercise price being adjusted accordingly.

During the three months ended March 31, 2008 and March 31, 2007, the Company issued warrants to acquire a total of up to 500,000 and 0 shares of common stock.  As of March 31, 2008 and December 31, 2007, warrants to purchase up to 4,432,466 and 3,932,466 shares of common stock were outstanding, and warrants to purchase 4,432,466 and 3,932,422 shares of common stock were vested.

The following assumptions were made to value the warrants:

	March 31, 2008	March 31, 2007
Risk-free interest rate	3.70%	--
Expected dividend yield	--	--
Expected lives	2.5 years	--
Expected volatility	276%	--

For the three months ended March 31, 2008 and the three months ended March 31, 2007, compensation expense paid by issuance of  warrants to purchase common stock was determined to be $19,500 and $542,995 using the Black Scholes Option Pricing Model.

Additionally, the Company recorded $19,500 and $0 in loan discount charges in connection with warrants granted to purchase $19,500 and 0 shares of common stock associated with the issuance by the Company of certain promissory notes (for more information, please refer to Note 6 – “Notes Payable”).

12.                      Related Party Transactions.

Prospector Capital
On February 13, 2008, the Company issued to Prospector Capital Partners, LLC, a Delaware limited liability company (“Prospector”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $750,000.  The Note is due and payable on January 31, 2009.  The Note bears no interest.  As consideration for the Note, the Company entered into a Royalty Participation Agreement (the “Royalty Agreement”) with Lender.

Prospector is related to Chris Walton, a former director and a current shareholder of the Company.

Under the Royalty Agreement, the Company shall make royalty payments to Prospector of 7.5% of “net sales,” as defined in the Royalty Agreement, on two products:  (1) a dextroamphetamine sulfate oral solution subject of that certain License Agreement between Outlook Pharmaceuticals, Inc. and the Company, dated November 28, 2007, and (2) an acetaminophen/codeine product subject of that certain Manufacturing and Supply Agreement between Mikart, Inc. and the Company, dated October 29, 2007.  The Company is obligated to make such royalty payments to Prospector until aggregate royalty payments equal $6,000,000.

As additional consideration for the Note, the Company issued to Prospector a 30-month warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share.

To secure the Note, Prospector has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated February 13, 2008. The Note allows prepayment at any time to remove the security interest.  Prospector has agreed to subordinate its security interests in the event the Company enters into a receivables line of credit of up to $1.5M or a term loan of up to $1.0M.

The complete terms and conditions of the foregoing transaction are memorialized by the following documents:  Senior Secured Promissory Note, Security Agreement, Auriga Laboratories, Inc. Common Stock Warrant, Senior Secured Note and Warrant Purchase Agreement, and Royalty Participation Agreement.

The Company received proceeds of $675,000 on February 13, 2008 from the Prospector Note.  The difference of $75,000 between proceeds received was recorded as a debt discount.  In addition, warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share was valued at $19,500 at inception and was recorded as a debt discount.  The warrant is considered a derivative liability as well.  Total discount at inception attributable to this debt was $94,500.

During the three months ended March 31, 2008, the Company recorded amortization of debt discount of $3,740, as interest expense related to Prospector Note.  During the three months ended March 31, 2008, no payments of principal or interest were made on this note.  As of March 31, 2008, the outstanding balance of the note was $750,000, net of discounts of $90,731.

Exchange of Warrants Held by Philip S. Pesin
On or before December 28, 2007, Mr. Pesin exercised the right pursuant to the Warrant Exchange Offer program of December 2007 (see Note 7 – “Capital Stock”), to surrender Warrants to purchase 4,502,294 shares of common stock of the Company in exchange for 1,125,574 shares (the “Shares”) of common stock of the Company.  The Shares were issued on or about January 11, 2008. Mr. Pesin filed a Form 4 disclosing his acquisition of such Shares on January 22, 2008.

Consulting Agreement with Philip S. Pesin
Effective January 15, 2008, Mr. Pesin resigned from his offices as Chief Executive Officer and Chairman of the Board.  Effective January 28, 2008, the Company entered into a consulting letter agreement (the “Consulting Agreement”) with Mr. Pesin.  Under the Consulting Agreement,  Mr. Pesin is required to serve as a consultant to the Company on matters such as strategy, product and knowledge of the market. The Company is required to reimburse Mr. Pesin at a rate of $20,000 per month, payable in cash or common stock of the Company or a combination thereof, at the Company’s sole option. The term of the Consulting Agreement is twelve (12) months.

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

On November 14, 2006, we entered into that certain royalty agreement with Mr. Collard and his affiliates (the “Royalty Agreement”) in which Mr. Collard agreed to cancel the Collard Note in exchange for the payment of royalties to Mr. Collard at the rate of four percent of net sales of our Extendryl® product line. The Royalty Agreement also provides: (i) for minimum quarterly payments to Mr. Collard of $25,000 and a maximum annual payment to Mr. Collard of $500,000; and (ii) that if the FDA takes any action to prohibit or restrict the sale of the Extendryl® product line, and if such action results in a decrease in net sales of the Extendryl®, such that the amount of sales required to meet the minimum quarterly payment to Mr. Collard is unsatisfied, then, during such time as the above conditions are in effect, we shall be obligated to continue to make the minimum quarterly payment to Mr. Collard and shall be required to annually issue to Mr. Collard that number of restricted shares of our common stock equal to $100,000. The term of the Royalty Agreement expires upon aggregate payments to Mr. Collard of $4,000,000; however, either party may terminate the Royalty Agreement for cause.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. As of March 31, 2008, Mr. Collard is not a significant shareholder.

13. Concentrations.

Customers
During the three months ended March 31, 2008 and the three months ended March 31, 2007, two customers, each a wholesale distributor, accounted for a combined total of approximately 67.4% and 88.0% of the Company’s revenues, respectively.  As of March 31, 2008 and December 31, 2007, the same two customers accounted for 74% and 56% of total accounts receivable.  One additional customer accounted for 12% of the Company’s sales during the three months ended March 31, 2008. and less than 10% for the three months ended  March 31, 2007.

Suppliers
Some of the Company’s products are currently sourced from single qualified suppliers or manufacturers. The Company has not established arrangements with alternative suppliers for  ingredients or from alternative manufacturers for the manufacture of our products. Any interruption of raw material supply, for any reason, in any of the required ingredients for our products or the manufacture of such products, could have a material adverse effect on the Company’s ability to manufacture its products or to obtain or maintain regulatory approval of such products.

Credit Risk
The Company maintains its cash balances in a financial institution.  Cash balances at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.  From time to time, the Company’s cash balances may exceed the insured amount.  At March 31, 2008 and December 31, 2007, the Company’s cash balance exceeded this insured amount by $0 and $124,359, respectively.

14.                      Commitments and Contingencies.

Trade Vendor Commitments
On September 26, 2007, the board of directors approved the issuance of 2,933,475 shares of common stock in extinguishment of approximately $1.0 million of trade commitments. The issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The vendor-investors are sophisticated investors or have a pre-existing relationship with the Company.  Pursuant to the agreement(s) with the vendors, the Company is obligated to compensate the vendor(s) for any unsatisfied balance remaining after the sale of shares by such vendor(s), depending upon the circumstances.  The Company recorded all issued shares at actual amounts realized as reduction of trade payables and any unsold shares at March 31, 2008 and December 31, 2007 were marked to market at approximately $0.03 and $0.04 per share.  There is no defined termination date for this contingency.  The contingency will be terminated at such time when all of the stock subject to this contingent obligation has been sold.

Lease Commitments
The Company has various contractual obligations that are not required to be recognized as liabilities such as lease commitments. The following table summarizes payments due by period under the Company’s known lease commitments as of March 31, 2008.

	Total	2008	2009	2010	2011
Georgia office lease	$147,437	$54,472	$74,263	$18,702	$-
Camarillo headquarters lease	754,398	198,000	231,000	278,718	46,680
Connecticut office lease	14,842	14,842	-	-	-
Total	$916,617	$267,314	$305,263	$297,420	$46,680

We entered into a new lease dated December 13, 2007, and moved our executive offices and warehouse facilities in January 2008 to 5284 Adolfo Road, Camarillo, California 93102. The approximately 19,496 square feet office and warehouse space is leased until February 2011 at a monthly rental rate of approximately $22,000 with increases up to $23,340. Our sales and marketing facilities are located at 5555 Triangle Parkway, Norcross, Georgia. The approximately 6,200 square feet (“Suite 300”) was leased until October 31, 2008 at a base rent of $8,749 per month, increasing annually with a rental cap of $9,560 per month. We completed a formal termination of the lease for Suite 300 on April 1, 2008. We entered into a new lease, commencing on April 1, 2008, for Suite 350 at the same location, with a term of two (2) years, at a monthly base rental rate of $6,052, with an annual base rental rate escalation to $6,234. We believe that our Camarillo, California and Norcross, Georgia facilities are sufficient for our existing activities and potential growth, and that the facilities are well maintained and in good condition.

Possible FDA Action Contingency

On October 30, 2007, we were made aware of a possible future FDA action regarding drug products containing tannate salts of active pharmaceutical ingredients.  The Company believes that the FDA intends to take enforcement action against companies that market drug products that contain tannates that have not received formal FDA approval.  The Company is not aware that the FDA has issued any Federal register notice regarding tannates as of the date of this report; however, the Company believes the action is imminent.  The Company believes that Levall 12 and Zinx Cold Kit may be affected by the possible future FDA action. The financial statements at March 31, 2008 and December 31, 2007 do not include any adjustments related to this possible action.

Product License and Marketing Agreement Commitments

Cornerstone Sublicense Agreement
The Company is party to a license agreement with Cornerstone dated as of May 24, 2005 (the “Agreement”). Effective August 1, 2005, the Company agreed to pay Cornerstone a royalty of 30% on net sales of the Extendryl® product line up to $4,000,000, and a royalty of 8% on net sales in excess of $4,000,000. The annual maximum royalty is capped at $1,700,000.

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

The license agreement originally provided that the Company would pay to Athlon a royalty payment equal to 50% of net sales up to $10,000,000 through the end of the first term year of the license agreement, decreasing to 20% on all net sales in excess of $10,000,000. The royalty payments for the second and third term years of the license agreement were equal to 35% of net sales and 25% of net sales, respectively. In addition, the license agreement provided for the payment of royalties equal to 8% of net sales for each year following the third term year until such time as the aggregate royalty payments under the agreement totaled $20,000,000, plus royalty payments equal to 1% of net sales for each year subsequent to the time such aggregate royalty payments exceeded $20,000,000.

On February 23, 2007, the Company entered into a letter settlement agreement with Athlon to settle a dispute between the parties. The letter agreement amends the license agreement. Effective February 1, 2007, the royalty payment rate on all sales by the Company is reduced to 25% of net sales, until such time as the aggregate royalty payments total $10,000,000. Once aggregate royalty payments total $10,000,000, the Company will not be required to make any further royalty payments to Athlon, thus potentially reducing the total royalty payments required under the license agreement by approximately $10,000,000.

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

Carilène Distribution Agreement
On September 13, 2006, the Company and Laboratoires Carilène S.A.S., a corporation existing under the laws of France (“Carilène”) entered into a Licensing and Distribution Agreement that provides the Company with an exclusive license to market, sell, distribute, sublicense, exploit and market, Aquoral™, an oral artificial saliva product used to treat dry mouth sundrome, throughout the United States. Carilène agreed to supply the Company with all of its requirements for the product, and the Company agreed to buy inventory exclusively from Carilène.

The amount to be paid by the Company for the license and distribution rights consisted of the following:

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

In order to maintain exclusive rights to the Aquoral™ product line, the Company agreed to purchase specified minimum amounts of the product. The agreement provides for a termination of the license upon the expiration of the patent covering the technology practiced by the product.

On October 1, 2007 the Company entered into a separate license and distribution agreement with Carilène, under which Carilène granted to the Company an exclusive license in the United States to sell, market, distribute, sublicense and exploit the lotion and shampoo products which incorporate Carilène's Silicium 44 ingredient. By letter dated October 1, 2007, the Company terminated the license agreement due to the fact that certain marketing claims were unsubstantiated by any clinical data or photos. As these misstatements were not able to be cured and were a basis for the Company’s entry into the license agreement, the license agreement was terminated on October 1, 2007.

On October 29, Laboratories Carilène S.A.S filed a complaint in U.S. District Court, Southern District of New York against the Company for an unspecified amount of damages, alleging breach of contract. The Company is unable to predict the outcome and/or the financial or operating impact of this matter at this time.

On October 31, the Company filed a complaint in U.S. District Court, Southern District of New York against Laboratories Carilène S.A.S for an unspecified amount of damages, alleging Carilène’s material breach and anticipatory repudiation of the license and supply agreement for the Aquoral product. The Company is unable to predict the outcome and/or the financial or operating impact of this matter at this time.

Outlook Pharmaceuticals, Inc. License Agreement
Effective as of November 28, 2007, the Company entered into an exclusive license from Outlook Pharmaceuticals, Inc., an Ohio corporation, to make, distribute, commercialize, market and sell in the United States a new product indicated for the treatment of ADHD.  In consideration for the license, we are obligated to make payments to Outlook in cash or common stock of the Company totaling $600,000, payable on certain milestones reached in our commercialization of the product.  We are also obligated to pay royalty payments to Outlook, with a royalty rate that varies based upon aggregate net sales of the product.  On or about February 28, 2008, we entered into a First Amendment to License Agreement with Outlook, amending the payment terms and methods described above.  The agreement is for a perpetual term.

Termination of Eby License Agreement and Domain Name Agreement
Effective March 20, 2008, the Company terminated its License Agreement  and Domain Name Agreement with George Andrew Eby, III (“Eby”).  As disclosed in the Company’s Form 8-K filed on December 6, 2006, on December 1, 2006, the Company entered into a license agreement with Eby for a worldwide, sub-licensable right to make, use and sell Eby’s proprietary products, technology and patents relating to the treatment of the common cold with zinc. The License Agreement obligated the Company to pay a percentage of annual net sales of the licensed product, as well as all derivative product created by the Company based on such picensed product.

Termination of Eby Consulting Agreement
Effective March 20, 2008, the Company terminated its Consulting Agreement with George Andrew Eby, III (“Eby”). As disclosed in the Company’s Form 8-K filed on December 6, 2006, on December 1, 2006, the Company and Eby entered into a consulting agreement. Eby was to provide the Company consulting services in the field of research and development thereunder. In exchange for providing these services, the Company agreed to compensate Eby in cash and common stock of the Company. As a result of the termination, the Company has no further obligations under this agreement.

Litigation

Various Claims
The Company, a current officer/director, and a former officer/director are involved in several threatened legal proceedings including claims relating to breach of employment agreement, retaliatory termination of employment (whistleblower) and sexual harassment.  These claims are fairly recent, and we are currently investigating each and every one of them.  Although we believe that the Company and the individual officer/directors named have meritorious defenses to the claims made in each of the threatened legal proceedings and intend to contest each claim vigorously, an adverse resolution of any of such claims may have a material adverse effect on our financial position and on results of operations in the period in which the claims are resolved.  We are not presently able to reasonably estimate potential losses, if any, related to the claims.

Department of Labor
On January 18, 2008, the U.S. Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL alleging a violation of Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act.  The Company responded to these allegations and is currently conducting its own investigation relating to the claims.  The Company executed a settlement agreement related to this matter on May 1, 2008.

Although the results of litigation, pending or threatened, and regulatory investigations cannot be predicted with certainty, regardless of the outcome, such legal actions can have a material adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Employment Agreements

Frank R. Greico
On September 1, 2007, the Company appointed Frank Greico as Chief Financial Officer. Mr. Greico replaced Mr. Charles R. Bearchell. The Company entered into an employment agreement (hereinbelow, the “Employment Agreement”) with Mr. Greico in connection with his appointment as Chief Financial Officer. The Employment Agreement became effective on September 1, 2007 and continues for a term of one year. Either party has the option of renewing the term for an additional year, if notice is provided 90 days prior to the expiration of the term. Under the Employment Agreement, Mr. Greico's base salary is set at $250,000. In addition, Mr. Greico is entitled to an annual bonus, payable quarterly, based on increases in the Company's market capitalization as follows: for every $1,000,000 increase in the Company's market capitalization, initially measured as of September 1, 2007, Mr. Greico will be entitled to a $5,000 bonus. The first $100,000 of any quarterly bonus shall be paid in cash with any additional bonus in excess of $100,000 payable in cash or registered Company common stock, at the Company's option. The agreement also provides for the grant, subject to the approval of the Company's Board, to Mr. Greico of a non statutory stock option to purchase 1,400,000 shares of the Company's common stock, each share exercisable at the closing price of the Company's common stock on the OTC Bulletin Board on the date the option is granted by the Company's Board. The option vests as follows: (i) 400,000 shares subject to the option are vested on September 1, 2007, (ii) twenty-five percent of the remaining option shares are vested on September 1, 2008; and (ii) subject to Mr. Greico's continued service with the Company, 1/36th of the total remaining options will vest each month after September 1, 2008.

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

Effective November 5, 2007, Mr. Greico assumed the position of Secretary in addition to Chief Financial Officer.  On January 23, 2008, Mr. Greico was appointed Chief Executive Officer in addition to his role as Chief Financial Officer and replaced as Corporate Secretary by Sharyn G. Alcaraz. Mr. Greico was also elected to the Board as a Director on January 23, 2008.

On March 13, 2008, our Board adjusted Mr. Greico’s annual base salary to $350,000 for the additional responsibilities incumbent in his assumption of the Chief Executive Officer role.

Philip S. Pesin
On May 9, 2007, the Company entered into an employment agreement (the “Agreement”) with Philip S. Pesin for Mr. Pesin’s service to the Company as Chief Executive Officer and Chairman of the Board, under terms and conditions disclosed in the Company’s Form 8-K filed on evendate therewith.

On January 15, 2008, Mr. Pesin resigned from his offices as Chairman of the Board and Chief Executive Officer.  On or about January 28, 2008, the Company entered into a consulting agreement with Mr. Pesin.  Under the consulting agreement, Mr. Pesin will provide to the Company general guidance regarding strategy, products, marketing, and other issues as required. The term of the consulting agreement is through January 28, 2009, and the consulting fees payable to Mr. Pesin under the agreement are $20,000 per month, payable in common stock or cash at the Company’s sole discretion.

15. Restructuring Activities.

In September 2007 the Company determined that the current level of operations was not sustainable based upon the less than anticipated underlying sell through of its products and its financial position. The Company’s management and Board agreed to a plan of restructuring to reduce operating expenses and conserve cash.

Concurrent with actions taken toward the aforementioned restructuring, notice was received on October 1, 2007 that the FDA announced its intention to take enforcement action against products without FDA approval that contain hydrocodone. This action was evaluated in light of the returns received by the Company for the products affected by the May 25, 2007 FDA action notice affecting products containing guaifenesin. In October 2007, the Company’s three largest wholesalers announced their decision to stop carrying some of these affected products and requested the the Company accept returns for all affected units in inventory. For the three months ended March 31, 2008 and the three months ended March 31, 2007, we received approximately $614,000 and $0, respectively, of returns related to products affected by the FDA actions.

Primarily related to these factors the Company further restructured the business to reduce operating costs and conserve cash. All intangibles were reviewed for impairment at December 31, 2007, based upon actual product demand and the FDA actions taken. Total restructuring and asset impairment expense amounted to $0 for the three months ended March 31, 2008 and $0 for the three months ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the balance of accrued restructuring is $662,919 and $723,185, respectively.

The below table summarizes the cash payments related to restructuring and asset impairment charges for the three months ended March 31, 2008 and the three months ended March 31, 2007.

Three months ended March 31, 2008
Facilities leases	$28,027
Employee severance	32,239
Total	$56,462

The below table summarizes the balances of restructuring and impairment expenses accrued but unpaid as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008	As of December 31, 2007
Facilities leases	$472,587	$548,408
Employee severance	190,332	174,777
Total	$662,919	$723,185

16.                      Change in Management Estimate.

There were no changes in management estimates during the three months ended March 31, 2008.

17.                      Subsequent Events.

Lease Commitment for Georgia Office
On April 1, 2008, we completed a formal termination of the lease for Suite 300 for our sales and marketing facilities located at 5555 Triangle Parkway, Norcross, Georgia. We entered into a new lease, commencing on April 1, 2008, for Suite 350 in the same premises, with a term of two (2) years, at a monthly base rental rate of $6,052, with an annual base rental rate escalation to $6,234.

Threatened Action from Department of Labor
On January 18, 2008, the U.S. Department of Labor (“DOL”) served the Company with notice that a complaint had been filed with the DOL alleging a violation of Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act.  The Company has responded to these allegations and is currently conducting its own investigation relating to the claims.  The Company executed a settlement agreement related to this matter on May 1, 2008.

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Background

We are a specialty pharmaceutical company founded in 2005, headquartered in Camarillo, California.  The Company is engaged in the commercialization and licensing of pharmaceutical products.  We are building an extensive portfolio of prescription brands targeting high growth therapeutic categories in the respiratory, dermatology and psychiatry markets.  The Company’s high-growth business model combines driving revenues through acquisition of proven FDA-approved brand-name products, introduction of new brands, and development of a strategic business development pipeline, all of which are designed to enhance our growing direct relationships with physicians nationwide.  The Company operates under a primarily variable cost commission-based sales structure.  Our current product portfolio includes 26 marketed products and 5 products in development covering various therapeutic categories.

The Company’s solution addresses the currently unfilled demand for commercialization of late stage mid-size products with a high probability for success which are well aligned with our current therapeutic category focus.  These opportunities are often ignored by big pharmaceutical companies but are accretive to our business model due to our efficient organizational structure and relative acquisition cost. Our strategic partners recognize the benefits we provide in time-to- commercialization through our efficient sales force training,

We launched a diversified group of products during 2007 in order to provide our sales force with a sufficient product portfolio while allowing us to achieve top line sales revenue growth.

The Company deploys two field sales teams:  one in primary care and one in dermatology.  We believe that the team approach allows our field sales team Territory Managers to focus on primary care and the dermatology physicians which are the core of our focus going forward.  Prior to December 2007, all of our field sales representatives were commission-only “territory managers.”  In December 2007, we announced an opportunity for our Territory Managers to achieve Senior Territory Manager (“STM”) status commencing in February 2008.  Based upon achievement of both quantitative and qualitative factors, the STM status represents a career path of advancement from independent contractor to full time employment status.  As of March 2008, 21 of our field sales representatives had been offered and accepted employment as STMs.  This STM opportunity has significantly improved the Company’s ability to retain and reward its top performers as well as motivate others to greater achievement.  Through refinement of our territory and product alignments among the teams, we have identified opportunities for additions to our sales force at both the Territory Manager and STM levels that will drive incremental sales in previously uncovered or undercovered markets with high opportunity for growth.

During the three months ended March 31, 2008, we completed a transition to our proprietary commercialization platform that calculates commission payouts to our Territory Managers based upon sell through to pharmacies, and reduced the two month lag from sale to commission payout to only one month.  This significantly reduced the cost of data and commission processing costs and aligned our field sales team more effectively with actual revenue generated in their territories.

As of March 31, 2008, we had 136 Territory Managers plus 22 Senior Territory Managers for a total of 158 field sales representatives nationwide.

As of March 31, 2008, we employed 24 full-time corporate personnel.  As of May 5, 2008, we employed 22 full-time corporate personnel.

We utilize third parties to manufacture and package inventories held for sale. Inventories consist of salable products held at our third party warehouses and are valued at the lower of cost or market using the first-in, first-out method. We provide valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

We schedule our inventory purchases to meet new product launch schedules and anticipated customer reorder demand. As a result, a miscalculation of customer demand or relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. We recognize revenue at the time of receipt of product by our customers, net of estimated allowances. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

We estimate customer demand for our prescription products primarily through use of third party syndicated data sources and our wholesaler distributor channel partners which track units sold to pharmacies and prescriptions written by health care providers and dispensed by licensed pharmacies. The data represent extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We observe trends from this data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.

We sell our products primarily to major wholesalers and approximately 65% - 90% of our gross revenues are typically derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable, net of return allowances. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

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

Our Promoted Products are listed in the table below.

	Strength	Primary Uses
Extendryl ®
SR	Rx	Respiratory
JR	Rx	Respiratory
DM	Rx	Respiratory
PSE	Rx	Respiratory
Syrup	Rx	Respiratory
Chewable	Rx	Respiratory
GCP	Rx	Respiratory
PEM	Rx	Respiratory
Levall ®
12	Rx	Respiratory
Liquid	Rx	Respiratory
G	Rx	Respiratory
Aquoral ™	Rx	Xerostomia
Zinx ™
Cold Kit	Rx	Respiratory
Cough Kit	Rx	Respiratory
Allergy Kit	Rx	Respiratory
Kids Sneeze Kit	Rx	Respiratory
Lozenges	OTC	Respiratory
Akurza ™
Cream	Rx	Dermatology
Lotion	Rx	Dermatology
Xyralid ™
RC Kit	Rx	Dermatology
LP Kit	Rx	Dermatology
Cream Kit	Rx	Dermatology
Zytopic ™	Rx	Dermatology
Coraz ™	Rx	Dermatology
Breze™	Rx	Dermatology
Liquadd™	Rx	ADHD
Keflex™	Rx	Antibiotic

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses each year since its inception and had an accumulated deficit of $37,802,283 as of March 31, 2008.  For the three months ended March 31, 2008 the Company incurred a net loss of $1,265,267.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements.  If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain.  These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At March 31, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $57,451 and collections of accounts receivable of $911,969 and future revenue..  The Company expects that its sources of liquidity will not be sufficient to fund operations for the remaining fiscal year without additional funding.  Management expects that it may be necessary to arrange for additional equity or debt financing to meet the Company’s liquidity requirements.  Unless our product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three months to fund operating and capital needs.  This financing could take the form of debt or equity.  Given the Company’s historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, market conditions, the failure to timely realize the Company’s product development and acquisition goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remaining fiscal year.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to our “Consolidated Notes to Consolidated Financial Statements” included herein and to our “Consolidated Notes to Consolidated Financial Statements” included in our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

Revenue Recognition
We recognize revenue from the sale of pharmaceutical products, including shipping fees, if any, when title to the product is transferred to the customer (which usually occurs on delivery) and when collectibility is reasonably assured. Revenue from sales of our products is recorded, net of allowances. According to the terms of our sales contracts, a customer may return product at any time if it is damaged, and/or within six months of expiration or if it has expired in the last twelve months. We calculate sales return allowances for product returns and contractual rebates based upon current economic conditions and the underlying contractual terms as product is sold.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2007

The following table provides a reconciliation of gross revenues to net revenues for the unaudited, three month periods ended March 31, 2008 and 2007 for purposes of providing additional disclosure and detail to our revenues:

Reconciliation of Gross to Net Revenues	Three months ended March 31, 2008	Three months ended March 31, 2007
Gross revenues	$1,450,673	$8,899,223
Less: Sales discounts	23,137	1,262,308
Less: Sales returns reserve	639,982	870,890
Net Revenues	$787,554	$6,766,025

The following is a numerical summary of certain of our results of operations for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net revenues	$787,554	$6,766,025
Cost of goods sold	386,695	2,149,451
Gross profit	400,859	4,616,575
Operating expenses	1,699,113	4,506,729
Income (loss) from operations	(1,298,254)	109,845
Other income (expense)	32,987	(1,086,255)
Net loss	$(1,265,267)	$(976,410)

The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2008, compared to our results of operations for the three months ended March 31, 2007.

Net Revenue. Our net revenues for the three months ended March 31, 2008 decreased $5,978,471 or (88.4%), to $787,554, as compared to $6,766,025 for the three months ended March 31, 2007. As noted above, this significant decrease in our net revenues for the three months ended March 31, 2008 when compared to March 31, 2007, was primarily due to a decrease in gross revenues (which decreased from $8,899,223 for the three months ended March 31, 2007, to $1,450,673 for the three months ended March 31, 2008), and due to an increase in sales discounts and sales returns reserve as a percentage of gross revenue from 24% to 46%.  During the three months ended March 31, 2008, we actively sold and promoted the following product lines, Aquoral™, Zinx™, Akurza™, Xyralid™, Extendryl®, Levall®, Breze™ and Keflex™ as compared to the three months ended March 31, 2007 when we actively sold and marketed the Aquoral™ , Extendryl® and Levall® product lines. During the quarter ended March 31, 2008, we recorded an addition to the product returns reserve of $639,982 and charged approximately $747,000 of actual returns against the reserve.

Promoted Products - Overview

Extendryl ®
SR
JR
DM
PSE
Syrup (k)
Chewable
Levall ®
12 (k)
Liquid
G (l)
Aquoral ™ (b)
Zinx™
Cold Kit (c) (j)
Cough Kit (c) (j)
Allergy Kit (c) (j)
Kids Sneeze Kit (c) (j)
Akurza ™
Cream (d) (h)
Lotion (d) (h)
Xyralid ™
RC Kit (e) (i)
LP Kit (e) (j)
Cream Kit (e)
Zytopic ™ (f)
Coraz ™ (g)
Breze™ (m)
Keflex™ (n)

(a)	Source: Wolters Kluwer Health Prescription Services data.

(b)	Aquoral was launched in March 2007 and therefore a full period of comparable data is not available.

(c)	Zinx products were launched in March 2007 and therefore a full period of comparable data is not available.

(d)	Akurza products were launched in May 2007 and therefore a full period of comparable data is not available.

(e)	Xyralid products were launched in July 2007 and therefore a full period of comparable data is not available.

(f)	Zytopic was launched in October 2007 and therefore a full period of comparable data is not available.

(g)	Coraz was launched in October 2007 and therefore a full period of comparable data is not available

(h)	Promotion with samples began in June 2007.

(i)	Promotion with samples began in August 2007.

(j)	Promotion with samples began in October 2007.

(k)	Promotion with samples began in October 2007 due to reformulation.

(l)	Limited distribution January 2007 through June 2007 resulting from product backorder status.

(m)	Breze was launched to wholesalers in March 2008 and will be promoted to physicians and pharmacies in the second quarter of fiscal year 2008.

(n)	Keflex co-promotion began in late February 2008.

Cost of Goods Sold. Cost of goods, which includes materials, royalties, and distribution costs for the three months ended March 31, 2008 decreased $1,762,756, or 82.0%, to $386,695, as compared to $2,149,451 for the three months ended March 31, 2007. This decrease in cost of goods sold was a result of decreased sales volume to the wholesalers, the higher sales returns reserve as a percent of gross revenue, and lower distribution costs during the current quarter.

Sales, Marketing and Trade Expenses. Sales, marketing and trade expenses for the three months ended March 31, 2008 decreased $990,459, or 56.4%, to $764,600, as compared to $1,755,059 for the three months ended March 31, 2007. The decreased sales, marketing and trade expenses were primarily related to reduced corporate personnel and their related salary, benefits, and non-cash stock option expense.

We incurred $126,384 of sales force commission expense during the three months ended March 31, 2008. We anticipate that the commission expense will continue to increase as we expand our nationwide presence.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 decreased $1,284,952, or 60.3%, to $844,429, as compared to $2,129,381 for the three months ended March 31, 2007. Decreased general and administrative expenses were primarily related to reduced corporate personnel and their related salary, benefits, non-cash stock option expense.

Research and Development Expenses. Research and development expenses decreased $532,204, or 85.5%, to $90,084 for the three months ended March 31, 2008, as compared to $622,288 for the three months ended March 31, 2007. This decrease was primarily related to reduced research and development personnel and their related salary, benefits, non-cash stock option expense.

Restructuring Charges. In September 2007 the Company determined that the current level of operations was not sustainable based upon the less than anticipated underlying sell through of its products and balance sheet.  The Company’s management Board agreed to a plan of restructuring to reduce operating expenses and conserve cash.

Concurrent with actions taken toward the aforementioned restructuring, notice was received on October 1, 2007 that the FDA announced its intention to take enforcement action against products without FDA approval that contain hydrocodone.   This action was evaluated in light of the returns received by the Company for the products affected by the May 25, 2007 FDA action affecting products containing guaifenesin.  During October 2007, the Company’s three largest wholesalers announced their decision to stop carrying some of these affected products and requested that the Company accept returns for all units in inventory.  For the three months ended March 31, 2008 and the three months ended March 31, 2007, we received approximately $614,000 and $0, respectively, of returns related to products affected by the FDA actions. .

Primarily related to these factors the Company further restructured the business to reduce operating costs and conserve cash. All intangibles were reviewed for impairment at December 31, 2007 based upon actual product demand and the FDA actions taken.  During the three months ended March 31, 2008 and 2007, the Company did not incur any restructuring expenses.  During the three months ended March 31, 2008 and 2007 the Company paid $60,266 and $0 of accrued restructuring expenses.

Interest Expense. Interest expense decreased $886,006 to $8,475, 99% for the three months ended March 31, 2008, as compared to $894,481 for the three months ended March 31, 2007. The decreased interest expense incurred during the three months ended March 31, 2008 is primarily related to the amortization of discount on notes payable outstanding which were paid off if 2007. The Company incurred no interest expense incurred during the three months ended March 31, 2007.

Other Income (Expense). Other income increased $233,206 or 89% to income of $42,462 for the three months ended March 31, 2008, as compared to other expense of $191,744 for the three months ended March 31, 2007. The increase in other income for the three months ended March 31, 2008 is primarily attributed to income from derivative liabilities and, to a lesser degree, decreased early payment discounts based on decreased sales volume.

Derivative Liability.  The Company incurred derivative liability income during the three months ended March 31, 2008 of $62,353 compared to $0 for the three months ended March 31, 2007, an increase of $62,353 or 100%.  The components of the gain on derivative liability for the three months ended March 31, 2008 and 2007 was $3,385 and $0 related to the JMJ Note conversion feature and $58,968 and $0 related to warrants issued by the Company, respectively.

Net Loss.  For the three months ended March 31, 2008, the Company incurred a net loss of $1,265,267, compared to a loss of $976,410 for the three months ended March 31, 2007, an increase of $288,857 or 29.6%.  As noted above, our increased net loss is primarily a result decreased gross revenues and the increase in our sales return reserve as a percentage of revenues, which decreased our net revenue, partially offset by decreases  in our operating expenses for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. Since inception, we have incurred significant operating and net losses and have historically been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At March 31, 2008, we had cash and cash equivalents on hand of approximately $57,451, a working capital position of negative $9,399,032 and no long-term debt. Exclusive of the sales returns reserve, our working capital position was a negative $5,476,996.

Related Party Notes Payable

Prospector Capital
On February 13, 2008, the Company issued to Prospector Capital Partners, LLC, a Delaware limited liability company (“Prospector”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $750,000.  The Note is due and payable on January 31, 2009.  The Note bears no interest.  As consideration for the Note, the Company entered into a Royalty Participation Agreement (the “Royalty Agreement”) with Lender.

Under the Royalty Agreement, the Company shall make royalty payments to Prospector of 7.5% of “net sales,” as defined in the Royalty Agreement, on two products:  (1) a dextroamphetamine sulfate oral solution subject of that certain License Agreement between Outlook Pharmaceuticals, Inc. and the Company, dated November 28, 2007, and (2) an acetaminophen/codeine product subject of that certain Manufacturing and Supply Agreement between Mikart, Inc. and the Company, dated October 29, 2007.  The Company is obligated to make such royalty payments to Prospector until aggregate royalty payments equal $6,000,000.

As additional consideration for the Note, the Company issued to Prospector a 30-month warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share.

To secure the Note, Prospector has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated February 13, 2008. The Note allows prepayment at any time to remove the security interest.  Prospector has agreed to subordinate its security interests in the event the Company enters into a receivables line of credit of up to $1.5M or a term loan of up to $1.0M.

The complete terms and conditions of the foregoing transaction are memorialized by the following documents:  Senior Secured Promissory Note, Security Agreement, Auriga Laboratories, Inc. Common Stock Warrant, Senior Secured Note and Warrant Purchase Agreement, and Royalty Participation Agreement.

The Company received proceeds of $675,000 on February 13, 2008 from the Prospector Note.  The difference of $75,000 between proceeds received was recorded as a debt discount.  In addition, warrant to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.039 per share was valued at $19,500 at inception and was recorded as a debt discount.  The warrant is considered a derivative liability as well.  Total discount at inception attributable to this debt was $94,500.

During the three months ended March 31, 2008, the Company recorded amortization of debt discount of $3,740, as interest expense related to Prospector Note.  During the three months ended March 31, 2008, no payments of principal or interest were made on this note.  As of March 31, 2008, the outstanding balance of the note was $750,000, net of discounts of $90,731.

SFP Note
On August 7, 2006, we executed an 8% senior secured convertible note with Sorrento Financial Partners, LLC (“SFP”), an entity owned by Philip S. Pesin, our former Chief Executive Officer. The principal sum of the convertible note was $632,000 and was due on May 15, 2007. We began paying interest on the aggregate unconverted and the then-outstanding principal amount of the convertible note monthly in arrears in September 2006.

On February 15, 2007, $132,000 of principal was paid to SFP. On April 12, 2007, SFP elected to convert the outstanding principal under the Senior Secured Convertible Note into common stock. The outstanding balance of $500,000 was converted at the stated conversion price of $1.388 per share. As a result, SFP was issued 360,230 shares of common stock.

For a more detailed discussion on this matter, please refer to the “Risk Factors – Risks Related to our Business” and “Transactions with Related Persons” included in our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

LFC Note
On August 29, 2006, we issued to Levall Finance Corp. LLC (“LFC”) a senior secured promissory note (the “LFC Note”) in the principal amount of $1.5 million. The LFC Note was amended on September 28, 2006 and again on December 8, 2006. The LFC Note was due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the net proceeds of which equal or exceed $1.5 million; or (ii) May 15, 2007. In lieu of interest payments, we issued a warrant exercisable for 1,500,000 fully paid and non-assessable shares of our common stock at an exercise price of $1.92. The LFC Note was secured by a first-priority perfected security interest in all of our assets. The first priority security interest provided by us contained terms that were pro-rata to the senior secured note, dated September 28, 2006, issued by us to Aquoral Finance Corp. LLC (“AFC”) and was senior in right of payment to any and all of our other indebtedness. We were permitted to prepay all or any portion of the LFC Note at any time without premium or penalty. As a condition to the foregoing transaction, we and SFP were required to enter into a subordination agreement with LFC pursuant to which SFP agreed that all amounts owed to it by us would be subordinated to amounts owed to LFC. SFP is the managing member of LFC. Mr. Pesin, the Company’s former Chief Executive Officer and Chairman of the Board, contributed $125,000 to LFC in exchange for his ownership interest in LFC. The remaining contributions to LFC were made by individuals who are not our affiliates.

On April 3, 2007, the Company paid to LFC $750,000 towards the outstanding balance of the LFC Note. The remaining balance of $750,000 was paid on May 15, 2007.

For a more detailed discussion on this matter, please refer to the “Risk Factors – Risks Related to our Business” and “Transactions with Related Persons” included in our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

AFC Note
On September 28, 2006, we issued to AFC a senior secured promissory note (the “AFC Note”). The AFC Note provided for up to $1.5 million of advances to be made by AFC from time to time. All amounts advanced under the AFC Note were due and payable in full on the earlier to occur of: (i) the closing by us of an equity or debt financing, the gross proceeds of which equal or exceed $1.5 million (exclusive of advances made under the AFC Note); or (ii) March 31, 2007. The AFC Note required us to make quarterly payments to AFC commencing with the quarter ending March 31, 2007, equal to 0.5% of the gross sales by us (less customary deductions) of our Aquoral™ product during the preceding quarter for every $125,000 of outstanding funds advanced under the AFC Note. This payment obligation continues in perpetuity. The AFC Note was secured by a first-priority security interest in all of our assets, and was senior in right of payment to any and all of our other indebtedness, except that the AFC Note contained rights and obligations that are pro rata to the LFC Note. As additional consideration, we agreed that, concurrent with each advance made by AFC under the AFC Note, we would issue to AFC a five-year warrant to acquire one share of our common stock, at an exercise price of $1.50 per share, for each one dollar so advanced. Each warrant includes “piggyback” registration rights with respect to shares of common stock acquired upon exercise of such warrant. As of December 31, 2006, the Company issued warrants to AFC to acquire up to 968,750 shares of common stock. SFP is the managing member of AFC. Mr. Pesin, the Company’s former Chief Executive Officer and Chairman of the Board, contributed $125,000 to AFC in exchange for his ownership interest in AFC. The remaining contributions to AFC were made by individuals who are not our affiliates.

On April 2, 2007, the Company paid to AFC $968,750 as payment in full of the AFC Note.

For a more detailed discussion on this matter, please refer to the “Risk Factors – Risks Related to our Business” and “transactions with Related Persons” included in our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

Equity Financing

Dutchess Private Equities Fund, Ltd.
On December 17, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”). Pursuant to this Agreement, Dutchess committed to purchase up to $2,500,000 of our common stock over the course of thirty-six (36) months. The amount we are entitled to request from each purchase (“Puts”) is equal to, at our election, up to either (i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing best bid price of our common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular put. During this time, we shall not be entitled to deliver another put notice.

Pursuant to a Registration Rights Agreement entered into consecutively with the Investment Agreement, we filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement within 15 days after the closing date. We have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not required to furnish the information required by this item pursuant to amendment to 17 CFR Part 210, §229.305, adopted by the Securities and Exchange Commission on November 15, 2007.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic reports filed with the SEC.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4A(T). Controls and Procedures.

As of the end of the first quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the material weakness identified as part of our annual report on internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the 12 months ended December 31, 2007 and summarized below.

As discussed in our Annual Report on Form 10-KSSB for the year ended December 31, 2007, management’s assessment determined that several of the Company’s procedures require additional documentation; sufficient testing was not conducted and further segregation of duties needs to be put in place.  It is our belief that those control procedures are being performed; however documentation of their execution is not yet available.  We are implementing additional documentation procedures in order to address this weakness.  Our management also determined this deficiency as reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007 continued through the period covered by this Form 10-Q. Our Annual Report on Form 10-KSB as of December 31, 2007 did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report on Form 10-KSB as of December 31, 2007.

Other than as described above, there have not been any other changes in our internal control over financial reporting as of the quarter ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings.

Pending Litigation

Gardena Hospital, L.P.   On February 2, 2008, Gardena Hospital, L.P., et. al., filed a complaint against the Company in the Los Angeles County Superior Court, State of California claiming breach of Lease Agreement and seeking damages of approximately $500,000.  The complaint alleges breach of a lease relating to the former space for our executive offices located in West Los Angeles, California.  Settlement negotiations are currently being conducted. Although we believe that Auriga has meritorious defenses to this action, we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

Laboratoires Carilène S.A.S.   On October 29, 2007, Laboratoires Carilène S.A.S. filed a complaint against the Company in the United States District Court for the Southern District of New York, claiming breach of License Agreement and seeks damages of $1,800,000.  In its answer, the Company has denied all material allegations in the complaint and has asserted counter-claims against Carilene for breach of such License Agreement.  We are currently engaged in settlement negotiations.  If a settlement is reached the action will be dismissed.  If not, the action will proceed, with potential liability and legal costs for the Company. Any large award against the Company will have a material adverse effect on the Company’s financial position and its business.

Threatened Litigation

Various Claims.    The Company, a current officer/director, and a former officer/director are involved in several threatened legal proceedings including claims relating to breach of employment agreement, retaliatory termination of employment (whistleblower) and sexual harassment.  These claims are fairly recent, and we are currently investigating each and every one of them.  Although we believe that Auriga and the individual officer/directors named have meritorious defenses to the claims made in each of the threatened legal proceedings and intend to contest each claim vigorously, an adverse resolution of any of such claims may have a material adverse effect on our financial position and on results of operation in the period in which the claims are resolved.  We are not presently able to reasonably estimate potential losses, if any, related to the claims.

Threatened Regulatory Action

Department of Labor.  On January 18, 2008, the U.S. Department of Labor (“DOL”) served the Company with notice that a claim had been filed with the DOL alleging a violation of Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act.  The Company responded to these allegations by conducting its own investigation relating to the claims.  The Company executed a settlement agreement related to this matter on May 1, 2008.

Although the results of litigation, pending or threatened, and regulatory investigations cannot be predicted with certainty, regardless of the outcome, such legal actions can have a material adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

There have been no material changes in risk factors as previously disclosed in our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On September 26, 2007, our Board approved the issuance of 2,933,475 shares of common stock in exchange of $1,592,573.07 of trade commitments converted to equity. We have signed Conversion Notices from 17 different trade vendors representing $1,592,573.07 of trade vendor commitments. The issuances will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the vendors are sophisticated investors or have a pre-existing relationship with the Company.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no events which are required to be reported under this Item.

Item 5. Other Information.

Termination of Agreements with George Andrew Eby, III

Effective March 20, 2008, the Company terminated its License Agreement, Domain Name Agreement and Consulting Agreement with George Andrew Eby, III (“Eby”).

For detailed information on this matter, please refer to Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies” – “Product License and Marketing Agreement Commitments,” included in this Form 10-Q.

Departure and Appointment of Directors and Principal Officers

Effective January 15, 2008, Philip S. Pesin resigned from his positions as Chief Executive Office and Chairman of the Board. On January 23, 2008, the Board named Frank R. Greico Chief Executive Officer in addition to his office as Chief Financial Officer. Mr. Greico was also appointed a Director. Mr. Greico relinquished his office as Corporate Secretary, the Board naming Sharyn G. Alcaraz to the office.

On January 23, 2008, the Board named Elliot M. Maza Chairman to replace Mr. Pesin in that role.

Consulting Agreement with Philip S. Pesin

Effective January 15, 2008, Mr. Pesin resigned from his offices as Chief Executive Officer and Chairman of the Board.  Effective January 28, 2008, the Company entered into a consulting letter agreement with Mr. Pesin.

For detailed information on this matter, please refer to Notes to Consolidated Financial Statements, Note 12, “Related Party Transactions,” included in this Form 10-Q

ITEM 6                      Exhibits

(a)           Exhibits

Exhibit Number	Description of Exhibit

10.1	Standard Office Lease entered into between Auriga Laboratories, Inc. and Camarillo Office Partners I LLC, dated December 14, 2007, effective February 15, 2008(1)

10.2	Investment Agreement entered into between Auriga Laboratories, Inc. and Dutchess Private Equities Fund, Ltd., dated December 17, 2007, effective February 11, 2008. (2)

10.3	Registration Rights Agreement entered into between Auriga Laboratories, Inc. and Dutchess Private Equities Fund, Ltd., dated December 17, 2007. (3)

10.4	Rescission Agreement entered into between Auriga Laboratories, Inc. and Stesso Pharmaceuticals, LLC, dated January 23, 2008. (4)

10.5	Convertible Promissory Note $240,000 Plus Interest Due & Payable, issued to JMJ Financial by Auriga Laboratories, Inc., executed January 31, 2008. (5)

10.6	Convertible Promissory Note $1,800,000 Plus Interest Due & Payable, issued to JMJ Financial by Auriga Laboratories, Inc., executed January 31, 2008. (6)

10.7	Secured & Collateralized Promissory Note $1,800,000 Plus Interest Due & Payable, issued to Auriga Laboratories, Inc. by JMJ Financial, executed January 31, 2008. (7)

10.8	Senior Secured Promissory Note, issued to Prospector Capital Partners, LLC by Auriga Laboratories, Inc., dated February 13, 2008. (8)

10.9	Security Agreement entered into between Auriga Laboratories, Inc. and Prospector Capital Partners, LLC, dated February 13, 2008. (9)

10.10	Auriga Laboratories, Inc. Common Stock Warrant Issued to Prospector Capital Partners, LLC, dated February 13, 2008. (10)

10.11	Senior Secured Note and Warrant Purchase Agreement, entered into between Auriga Laboratories, Inc. and Prospector Capital Partners, LLC, dated February 13, 2008. (11)

10.12	Royalty Participation Agreement entered into between Auriga Laboratories, Inc. and Prospector Capital Partners, LLC, dated February 13, 2008. (12)
31.1	Certification of the Registrant's Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

31.2	Certification of the Registrant's Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. #

32.1	Certification of the Registrant's Principal Executive Officer pursuant to 18 U.S.C. § 1350. #

32.2	Certification of the Registrant's Principal Financial Officer pursuant to 18 U.S.C. § 1350. #

____________

#	Filed herewith.

*	Unless otherwise indicated below, the Commission file number to the exhibits are No. 000-26013.

(1)
Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2007, reporting an event dated December 14, 2007.

(2)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2007, reporting an event dated December 14, 2007.

(3)
Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2007, reporting an event dated December 14, 2007.

(4)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2008, reporting an event dated January 24, 2008.

(5)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008, reporting an event dated January 31, 2008.

(6)
Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008, reporting an event dated January 31, 2008.

(7)
Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008, reporting an event dated January 31, 2008.

(8)
Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2008, reporting an event dated February 13, 2008.

(9)
Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2008, reporting an event dated February 13, 2008.

(10)
Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2008, reporting an event dated February 13, 2008.

(11)
Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2008, reporting an event dated February 13, 2008.

(12)
Incorporated herein by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2008, reporting an event dated February 13, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auriga Laboratories, Inc.

Dated: May 19, 2008	/s/ Frank R. Greico
By: Frank R. Greico
Its:Chief Executive Officer and Chief Financial Officer (Principal Accounting and Financial Officer)